Form 10-K
period 2015-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2016-02-26
CIK 855931

WHEN SOILS **ARE HEALTHY...**

PotashCorp
Helping Nature Provide

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

  Yes   ☐    No   ☑

At June 30, 2015, the aggregate market value of the 834,648,800 Common Shares held by non-affiliates of the registrant was approximately $25,849,073,336. At February 22, 2016, the registrant had 837,119,988 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Integrated Report for the fiscal year ended December 31, 2015 (the “2015 Annual Integrated Report”), attached as Exhibit 13, are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K.

Portions of the registrant’s Proxy Circular for its Annual and Special Meeting of Shareholders to be held on May 10, 2016 (the “2016 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Forward-Looking Statements

This document, including the documents incorporated by reference, contains “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “forecast,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates. While we consider these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect.

Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, unexpected developments with respect to any of the following:

•	variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates;

•	fluctuations in supply and demand in the fertilizer, sulfur and petrochemical markets;

•	changes in competitive pressures, including pricing pressures;

•	risks and uncertainties related to any operating and workforce changes made in response to our industry and the markets we serve, including mine and inventory shutdowns;

•	adverse or uncertain economic conditions and changes in credit and financial markets;

•	economic and political uncertainty around the world;

•	changes in capital markets;

•	the results of sales contract negotiations within major markets;

•	unexpected or adverse weather conditions;

•	changes in currency and exchange rates;

•	risks related to reputational loss;

•	the occurrence of a major safety incident;

•	inadequate insurance coverage for a significant liability;

•	inability to obtain relevant permits for our operations;

•	catastrophic events or malicious acts, including terrorism;
•	certain complications that may arise in our mining process, including water inflows;

•	risks and uncertainties related to our international operations and assets;

•	our ownership of non-controlling equity interests in other companies;

•	our prospects to reinvest capital in strategic opportunities and acquisitions;

•	risks associated with natural gas and other hedging activities;

•	security risks related to our information technology systems;

•	imprecision in reserve estimates;

•	costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;

•	changes in, and the effects of, government policies and regulations;

•	earnings and the decisions of taxing authorities which could affect our effective tax rates;

•	increases in the price or reduced availability of the raw materials that we use;

•	our ability to attract, develop, engage and retain skilled employees;

•	strikes or other forms of work stoppage or slowdowns;

•	rates of return on, and the risks associated with, our investments and capital expenditures;

•	timing and impact of capital expenditures;

•	the impact of further innovation;

•	adverse developments in new and pending legal proceedings or government investigations; and

•	violations of our governance and compliance policies.

In addition to the factors mentioned above, see “Risk Factors” under Item 1A for a description of other factors affecting forward-looking statements. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this Annual Report on Form 10-K will occur or, if they do, of what impact they will have on our business, our performance, the results of our operations and our financial condition.

Forward-looking statements are given only as of the date hereof and we disclaim any obligation to update or revise any forward-looking statements included or incorporated by reference into this report, whether as a result of new information, future events or otherwise, except as required by law.

PotashCorp 2015 Annual Report on Form 10-K	1

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

We are the world’s largest fertilizer producer by capacity producing the three primary crop nutrients: potash, nitrogen and phosphate. We are the largest producer of potash worldwide by capacity. In 2015, we estimate our potash operations represented 20% of global potash capacity1, our nitrogen operations represented 2% of global nitrogen capacity and our phosphate operations represented 3% of global phosphate capacity.

At December 31, 2015, we owned and operated five potash operations in Saskatchewan and one in New Brunswick. In November 2015, we permanently closed our Penobsquis mine in New Brunswick and in January 2016 we indefinitely suspended our Picadilly, New Brunswick potash operations. Our Picadilly operations will be kept in care-and-maintenance mode.

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

Our principal executive offices are located at Suite 500, 122 —1st Avenue South, Saskatoon, Saskatchewan, Canada S7K 7G3, and our telephone number is (306) 933-8500.

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

•

approximately 20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in 2001 and 2002; additional shares were acquired, in various transactions from 2004 through 2007, increasing our ownership interest to approximately 32%;

[1]	Based on our nameplate capacity at December 31, 2015, which may exceed operational capability. See table under “Potash Operations — Production” for further information.

2	PotashCorp 2015 Annual Report on Form 10-K

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

Properties

The following map shows the location of our Canadian mining operations during 2015.

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

We have the right to mine 774,174 acres of land in Saskatchewan. Included in these holdings are mineral rights to 668,150 acres contained in blocks around our potash mines, of which approximately 32% are owned by us, approximately 52% are under lease from the Province of Saskatchewan and approximately 16% are leased from other parties. Our remaining 106,024 acres are located elsewhere in Saskatchewan. Our leases with the Province of Saskatchewan are for 21-year terms, renewable at our option. Our significant leases with other parties are also for 21-year terms. Such other leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable lease with the Province of Saskatchewan.

During most of 2015, we produced potash near Sussex, New Brunswick at our Penobsquis facility from the flank of an elongated salt structure. Over the past few years, we have incurred costs at the Penobsquis underground operation in relation to management of a brine inflow. In November 2015, in response to a weaker fertilizer environment, we accelerated the permanent closure of our Penobsquis facility.

We also produced potash in 2015 at our Picadilly, New Brunswick facility. In January 2016, in light of challenging market conditions, we made the difficult but necessary decision to indefinitely suspend potash operations at our Picadilly facility. Our idled capacity at Picadilly will be kept in a care-and-maintenance mode to retain the optionality to resume operations as market conditions warrant. We believe that any resumption of operations at our Picadilly facility will take at least one year. There is no intention to resume operations at our Picadilly facility in the near term.

In New Brunswick, we mined pursuant to a mining lease with the Province of New Brunswick. The lease is for a term of 21 years from 1978 with renewal provisions for three additional 21 year periods. This lease was renewed effective June 13, 1999 and amended in 2005 to add additional land. We have the right to mine 58,263 acres of land in New Brunswick. This right is not materially affected by the indefinite suspension of our New Brunswick potash operations. We also hold an interest in certain oil and gas rights in the vicinity of the Picadilly facility.

Production

We produce potash using both conventional and solution mining methods. In conventional operations, shafts are sunk to the ore body and mining machines cut out the ore, which is lifted to the surface for processing. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Eleven grades of potash are produced to suit different preferences of the various markets we serve.

In 2015, our conventional potash operations mined 28.2 million tonnes of ore at an average mineral grade of 23.2% potassium oxide (“K2O”). In 2015, our potash production from all our operations consisted of 9.1 million tonnes of potash (“KCl” or “finished product”) with an average grade of 61.0% K2O, representing 47% of North American production. We do not anticipate these amounts to materially change in 2016 as a result of the suspension of our New Brunswick potash operations.

In 2015, our capacity represented an estimated 49% of the North American total capacity (based on our operational capability, see

PotashCorp 2015 Annual Report on Form 10-K	3

table below for further information). We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, began employing a solution mining method in 1989. The other Saskatchewan mines we own employ conventional underground mining methods.

In addition to potash production, our New Brunswick operations also produced 0.9 million tonnes of sodium chloride (salt) in 2015. Following the suspension of our New Brunswick potash operations, we expect to continue to mine salt for the local market at this time, albeit at a reduced rate.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual Nameplate Capacity(1)	Annual Operational Capability 2016(2)		Annual Operational Capability 2015(2)	2015 Production			2014 Production			2013 Production
	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)		Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)
Lanigan SK(3)	3.8	2.0		2.2	6.09	21.2	1.83	5.4	22.7	1.68	7.6	21.0	2.24
Rocanville SK	3.0	3.0		2.7	7.85	23.0	2.48	7.8	23.1	2.49	6.4	23.1	1.99
Allan SK	4.0	2.6		3.2	6.75	25.2	2.38	7.0	24.9	2.47	3.5	24.0	1.18
Cory SK(3)	3.0	1.4		1.4	5.15	24.5	1.51	4.1	24.9	1.18	5.4	22.6	1.49
Patience Lake SK(4)	0.3	0.3		0.3			0.26	—	—	0.30	—	—	0.27
New Brunswick	2.0	0.0	(5)	1.1	2.38	20.3	0.65	1.9	22.3	0.61	2.0	22.5	0.62
Totals	16.1	9.3		10.9	28.22		9.11	26.2		8.73	24.9		7.79

(1)	Represents estimates of capacity as of December 31, 2015. Estimates based on capacity as per design specifications or Canpotex entitlements once determined. In the case of New Brunswick, nameplate capacity represents design specifications for the Picadilly mine, which is currently in care-and-maintenance mode. In the case of Patience Lake, estimate reflects current operational capability. Estimates for all other facilities do not necessarily represent operational capability.
(2)	Estimated annual achievable production level at current staffing and operational readiness (estimated at beginning of year). Estimate does not include inventory-related shutdowns and unplanned downtime. In 2015, production exceeded operational capability at Cory due to adjustments made during the year.
(3)	Operational capability significantly lower than nameplate capacity due to operational and workforce changes announced in December 2013. Potential exists to reach previous operational capability with increased staffing and operational ramp-up, although timing is uncertain.
(4)	Solution mine.
(5)	In November 2015, the Penobsquis, New Brunswick mine was permanently closed. In January 2016, the Company announced the indefinite suspension of its Picadilly, New Brunswick potash operations.

The mining of potash is a capital-intensive business subject to the normal risks and capital expenditure requirements associated with mining operations. The processing of ore may be subject to delays and costs resulting from mechanical failures and hazards, including unusual or unexpected geological conditions, subsidence, water inflows, and other conditions involved in mining ore. For more information, see “Risk Factors — Certain complications may arise in our mining process, including water inflows in our potash mines.” on page 20 in Item 1A of Part 1 of this Annual Report on Form 10-K.

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 45 to 47 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole.

The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 32 years. In New Brunswick, reserves are estimated by identifying material in place that is delineated by drilling or mining with results projected conservatively from these intersections. As of January 2016, the Company’s New Brunswick operations no longer produce potash. Reserves remain at our Picadilly, New Brunswick facility, which is in care and maintenance mode, whereas reserves at the Penobsquis mine have been reduced to zero as a result of its permanent closure. It would take at least a year to restart operations at our Picadilly, New Brunswick facility.

Generally, we distinguish between proven and probable reserves in respect of our potash operations based on the level of certainty and established continuity of the mineralization in the potash

4	PotashCorp 2015 Annual Report on Form 10-K

deposits and reserves described. For our Saskatchewan potash operations, we distinguish proven reserves from probable reserves based on greater delineation of the reserve, which is estimated through drilling and mine entry sampling. For our New Brunswick potash operations, we distinguished proven reserves from probable reserves based on the extent of exploration coverage.

A historical extraction ratio from the 45 to 47 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2015 for each of our potash mines is as follows:

	Proven Mineral Reserves (Millions of tonnes recoverable ore)	Probable Mineral Reserves (Millions of tonnes recoverable ore)	Total Mineral Reserves (Millions of tonnes recoverable ore)(1)(2)(3)	Average Grade % K2O Eq(4)(5)	Years of Remaining Mine Life(6)
Allan(7)	68	207	275	25.0	48
Cory(7)	88	167	255	24.7	52
Lanigan(7) (A Zone)	—	135	135	23.2	80
(B Zone)	102	272	374	20.4
Rocanville	190	328	518	23.5	70
Patience Lake(8)	—	—	—	—	—
New Brunswick(9)	159	—	159	24.6	—

(1)	There has been no third-party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26, Rocanville 0.31 and New Brunswick 0.46.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 2.87, Cory 3.51, Lanigan 3.32, Rocanville 3.17 and New Brunswick 3.31.
(4)	From in-mine samples.
(5)

While the term “potash” refers to a wide variety of potassium-bearing minerals, at our deposits the predominant potash mineralization is sylvinite, which is comprised mainly of the minerals sylvite (KCl/potassium salt) and halite (NaCl/rock salt) with minor amounts of carnallite (KCl•MgCl2•6 H2O) and water insolubles. Potash fertilizer is concentrated, nearly pure KCl (i.e. with a purity greater than 95%), but ore-grade is traditionally reported on a % K2O basis. The “% K2O equivalent” gives a standard measurement of the nutrient value of different potassium-bearing rocks and minerals. To convert from K2O equivalent tonnes to actual KCl tonnes, multiply by 1.583.

(6)	Estimates are based upon proven and probable reserves and average annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 5.76, Cory 4.90, Lanigan 6.35 and Rocanville 7.35. Mining rates are constrained by the equipment and manpower utilized at each mine so that our production capacity at each mine depends, in part, on the ore concentration encountered at each mine. Years of remaining mine life are based on applying the average annual mining rate to reported reserves. Years of remaining mine life for Lanigan is calculated based on the total reserves in the A Zone and the B Zone. For New Brunswick, estimates are not provided as Penobsquis operations were closed in November 2015, and in January 2016, the Picadilly potash operations were suspended indefinitely, with no three year running average for Picadilly available.
(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at Allan and Cory we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone. At Lanigan, we have defined mineral reserves in both the A Zone and B Zone.
(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The Patience Lake operation accounted for only 2.9% of the Company’s potash production in 2015.
(9)	The Penobsquis, New Brunswick mine, which was permanently closed in November 2015, had 21 million tonnes of Proven Mineral Reserves prior to its closure. As of December 31, 2015, the Picadilly, New Brunswick facility had 159 million of tonnes of Proven Mineral Reserves. In January 2016, the Company announced the indefinite suspension of its potash operation at Picadilly which operations will be kept on care-and-maintenance mode. It would take at least one year to restart potash operations at the Picadilly facility.

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

PotashCorp 2015 Annual Report on Form 10-K	5

Exploration information used to infer and compute resource tonnage estimates for Saskatchewan consists of physical sampling (boreholes) and surface seismic data (3D and 2D). In New Brunswick, where geology is more complex, mineral resource categories are generally characterized by the Company as follows:

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

Exploration information used to infer and compute resource tonnage estimates in New Brunswick consists of physical sampling (boreholes and regional surface mapping), surface seismic data (3D and 2D), and airborne electromagnetic and regional gravity data. Although all of our New Brunswick operations are currently suspended, we have not closed our Picadilly mine. The Picadilly mine is in care-and-maintenance mode, and we estimate it would take at least a year to restart operations.

The Company’s estimated mineral resource tonnage as of December 31, 2015 for each of our mines is as follows:

	Mineral Resource
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)	Average Grade %K2O Eq(1)
Allan(2) (A Zone)	260	220	1397	25.0
(B Zone)	1232	223	1414	21.5
Cory(2) (A Zone)	283	447	754	24.7
(B Zone)	1352	452	763	21.5
Lanigan(2) (A Zone)	629	1350	691	23.2
(B Zone)	1910	1822	932	20.4
Rocanville	462	547	1642	23.5
Patience Lake(3)	—	—	—	—
New Brunswick(4)	—	153	319	24.6

(1)	See footnote 5 to the table under “Potash Operations — Reserves”.
(2)	See footnote 7 to the table under “Potash Operations — Reserves”.
(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 to the table under “Potash Operations — Reserves”, it is not possible to estimate reliably the resource tonnage from this operation at present.
(4)	The Penobsquis, New Brunswick mine was permanently closed in November 2015. In January 2016, the Company announced the indefinite suspension of its potash operation at Picadilly which operations will be kept on care-and-maintenance mode. It would take at least one year to restart operations at Picadilly. As of December 31, 2015, the Picadilly, New Brunswick facility had 58 million tonnes of Indicated Resources and 319 million tonnes of Inferred Resources. As of December 31, 2015, the Penobsquis, New Brunswick facility had 95 million of tonnes of Indicated Resources and zero tonnes of Inferred Resources.

The scientific and technical information included in the “Potash Operations” section of this Annual Report on Form 10-K has been prepared by or under the supervision of persons who are “qualified persons” under Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”). In 2015, for our Saskatchewan and New Brunswick operations, Mark Fracchia (President, PCS Potash) was the qualified person who supervised the preparation of the information and who verified the data disclosed herein.

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

6	PotashCorp 2015 Annual Report on Form 10-K

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

Production

Unlike potash and phosphate, nitrogen is not mined. It is synthesized from air using steam and natural gas or coal to produce ammonia. The ammonia is used to produce a full line of upgraded nitrogen products, including urea, nitrogen solutions, ammonium nitrate and nitric acid. Ammonia, urea and nitrogen solutions are sold as fertilizers to agricultural customers and to industrial customers for various applications. Nitric acid and ammonium nitrate are sold to industrial customers for various applications. Urea is also sold for feed applications.

The following table sets forth the annual capacity and, for each of the last three years, the Company’s production of ammonia.

	Ammonia(1) (Millions of Tonnes)
	Annual Capacity	2015 Production	2014 Production	2013 Production
Trinidad	2.2	2.01	2.03	1.91
Augusta, GA	0.8	0.78	0.80	0.74
Lima, OH	0.7	0.47	0.50	0.58
Geismar, LA	0.5	0.49	0.53	0.40
Total	4.2	3.75	3.86	3.63

(1)	A substantial portion is upgraded to value-added products.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the United States, we may enter into natural gas hedging transactions with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to a number of long-term contracts using pricing formulas related to the market price of ammonia. These contracts, which include minimum take or pay requirements, can provide the entire ammonia complex with 96% of its requirements in 2016, and 95% for 2017 and 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 89% of our US consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

Phosphate Operations

We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements, purified phosphoric acid which is used in food products and industrial processes, hydrofluosilicic acid (“HFSA”) and silicon tetrafluoride (“STF”).

Properties

We conduct our phosphate operations primarily at two facilities: a 75,212-acre facility near Aurora, North Carolina and a 99,588-acre facility near White Springs in northern Florida. The Aurora facility includes a 6.0 million tonne per-year mining operation, three sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, four superphosphoric acid (“SPA”) plants, a deflourinated merchange grade acid plant (“DFMGA”), a low magnesium SPA plant (“LOMAG”), a defluorinated phosphate (“DFP”) or animal feed plant, two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”) and four STF plants.

The White Springs facility includes a mine and the Swift Creek chemical complex. We closed the facility’s Suwannee River chemical complex in the second half of 2014. The remaining Swift Creek chemical complex consists of two sulfuric acid plants, one phosphoric acid plant, one SPA plant and one LOMAG plant.

PotashCorp 2015 Annual Report on Form 10-K	7

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility we manufacture phosphoric acid. The Geismar facility has a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos Holdings, Inc. for use in its neighboring purified acid plant. No mining takes place at our Geismar facility. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Joplin, Missouri; and Weeping Water, Nebraska;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	a terminal facility at Morehead City, North Carolina.

Plant Locations	Primary Products Produced
Aurora, NC	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), STF, HFSA, DFMGA, LOMAG
White Springs, FL	SPA, MGA(1), LOMAG
Cincinnati, OH	Blended purified acid products, potassium phosphates
Geismar, LA	MGA
Marseilles, IL	Animal feed
Weeping Water, NE	Animal feed
Joplin, MO	Animal feed

(1)	All of the MGA from White Springs is consumed internally in the production of downstream products.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock”. The annual production capacity of our mines is currently 9.6 million tonnes of phosphate rock. During 2015, the Aurora facility’s total production of phosphate rock was 5.0 million tonnes and the White Springs facility’s total production of phosphate rock was 1.9 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the US Army Corps of Engineers in June 2009. The permit authorizes mining in excess of 30 years.

Phosphate rock is the major input in our phosphorus processing operations. Substantially all of the phosphate rock produced is used internally for the production of phosphoric acid, SPA, chemical fertilizers, purified phosphoric acid and animal feed products. Unlike the Aurora and White Springs operations, to meet certain customers’ product requirements, the Geismar facility does not mine phosphate rock. Presently, the Geismar facility purchases phosphate rock from the Moroccan Company OCP S.A.

In addition to phosphate ore, the other principal raw materials we require are sulfur and ammonia. The production of phosphoric acid requires substantial quantities of sulfur, which we purchase from third parties. Any significant disruption in our sulfur supply to the phosphate facilities could adversely impact our financial results. We produce sulfuric acid at the Aurora and White Springs facilities and our Geismar facility purchases sulfuric acid from third parties.

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

We produce MGA at our Aurora, White Springs and Geismar facilities. Some MGA from Aurora and Geismar is sold to foreign and domestic fertilizer producers and industrial customers. We further process the balance of the MGA to make solid fertilizer (DAP and MAP); liquid fertilizers; animal feed supplements for the poultry and livestock markets; and purified phosphoric acid for use in a wide variety of food, technical and industrial applications.

8	PotashCorp 2015 Annual Report on Form 10-K

The following tables set forth, for each of the last three years, the production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.

Phosphate Rock (Millions of tonnes)
	Annual Capacity	2015		2014		2013
		Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	6.0	5.04	25.82	4.35	25.95	4.90	26.79
White Springs, FL	3.6	1.90	30.55	2.00	29.88	2.84	30.32
Total	9.6	6.94		6.35		7.74

Phosphoric Acid (Millions of tonnes P2O5)
	Annual Capacity	2015 Production	2014 Production	2013 Production
Aurora, NC	1.2	1.05	1.00	1.13
White Springs, FL(1)	0.5	0.46	0.55	0.81
Geismar, LA	0.2	0.10	0.12	0.12
Total	1.9	1.61	1.67	2.06

(1)	In August 2014 we shut down the Suwannee River chemical complex which resulted in a reduction in the annual production of P2O5 at White Springs.

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

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2015 at a stated average grade of 30.66% P2O5.

	Tonnes of Phosphate Rock (Millions of tonnes) Stated Average Grade 30.66% P2O5
	Proven Reserves	Probable Reserves	Total Reserves
Aurora
Permitted	29.3	1.0	30.3
To Be Permitted	53.8	6.8	60.6
White Springs
Permitted	23.8	—	23.8
To Be Permitted	1.6	—	1.6
Total	108.5	7.8	116.3

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 22 years. This mine life is based on an average annual production rate of approximately 4.06 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2015. If mineral deposits covered by the permit at Aurora, and now reclassified

PotashCorp 2015 Annual Report on Form 10-K	9

as resources, are included, the mine life at Aurora would be about 40 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 12 years, based on an average annual production rate of approximately 2.20 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2015. With the closure of the Suwannee River chemical complex, we forecast a mine life of approximately 14 years based on an average forecasted annual production rate of approximately 1.79 million tonnes of 30.66% concentrate. This mine life is calculated using one year (2015) of actual production, one year of budgeted production (2016) and the third year for averaging (2017) at estimated capacity.

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

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource — areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;

•	indicated mineral resource — areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model; and

•	inferred mineral resource — areas with mineral deposit continuity based on 150% of range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2015 for each of our mines is as follows:

	Mineral Resource (30.66% P2O5 )(1)
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)
Aurora	173.2	4.6	—
White Springs	67.8	0.2	—

(1)	Resources are different from reserves and are not in addition to reserves. Resources are defined as tonnes in situ before recovery factors have been applied.

The scientific and technical information included in the “Phosphate Operations” section of this Annual Report on Form 10-K has been prepared by “qualified persons” under NI 43-101. The qualified persons who prepared and verified the information at each site are I.K. Gilmore CPG, PG (Senior Mining Geologist, Groundwater Management Associates, Inc.) for Aurora and Cameron Lynch, P.E. (PCS Phosphate — White Springs, Superintendent Mine Planning) for White Springs.

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

Marketing

We sell to a diverse group of customers both by geography and by end product and, apart from sales of potash to Canpotex Limited (“Canpotex”), no one customer accounted for more than 10% of our total sales in 2015. Market conditions will vary on a period-over-period basis, and sales can be expected to shift from one period to another.

10	PotashCorp 2015 Annual Report on Form 10-K

The following table summarizes our sales, by geographical distribution, from potash, nitrogen and phosphate products in the past three fiscal years (in millions of US dollars).

	2015	2014	2013
Potash
Canada	$119	$153	$165
United States	913	1,295	1,285
Canpotex(1)	1,346	1,233	1,253
Other	165	147	260
Total	$2,543	$2,828	$2,963
Nitrogen
Canada	$19	$14	$16
United States	1,557	1,896	1,842
Other	384	515	417
Total	$1,960	$2,425	$2,275
Phosphates
Canada	$156	$165	$184
United States	1,248	1,330	1,349
PhosChem(1)	—	—	97
Other	372	367	437
Total	$1,776	$1,862	$2,067

(1)	See discussion below for information regarding Canpotex and Phosphate Chemicals Export Association, Inc. (“PhosChem”) sales.

Percentages of sales referred to in this section reflect percentages of sales based on US dollars, unless otherwise indicated.

For financial information about our business segments and North American and offshore sales, see the information under “Potash — Our Potash Business” and “Potash — Potash Performance” on pages 52 and 55 through 59, respectively, “Nitrogen — Our Nitrogen Business” and “Nitrogen — Nitrogen Performance” on pages 62 and 64 through 67, respectively, and “Phosphate — Our Phosphate Business” and “Phosphate — Phosphate Performance” on pages 70 and 72 through 75, respectively, in our 2015 Annual Integrated Report, attached as Exhibit 13, and Note 3, “Segment Information” to the Company’s audited consolidated financial statements, incorporated by reference under Items 7 and 8, respectively, in this Annual Report on Form 10-K. Information with respect to the geographical locations of certain non-current assets is disclosed in Note 3, “Segment Information” to the Company’s 2015 audited consolidated financial statements, incorporated by reference under Item 8 in this Annual Report on Form 10-K.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold to Canpotex. In 2015, potash from our New Brunswick operations was marketed and sold in North America and offshore by PCS Sales (Canada), Inc. and PCS Sales (USA), Inc. (“PCS Sales”). Following the suspension of our New Brunswick potash operations in early 2016, international customers that were historically served by PCS Sales (Canada), Inc. and PCS Sales will now be served from Saskatchewan production through Canpotex. Nitrogen and phosphate products are marketed and sold in North America and offshore by PCS Sales. See “Offshore Marketing” below.

North American Marketing

Potash

In 2015, North American sales of potash products represented 41% of our total potash sales, a significant portion of which were attributable to potash customers in the United States. Typically, our North American potash sales are greater in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

Nitrogen

In 2015, North American sales of nitrogen products represented 80% of our total nitrogen sales and our total non-fertilizer products accounted for 65% of our total nitrogen sales, a significant portion of which was attributable to nitrogen customers in the United States. In 2015, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

Ammonia we purchase is used in our operations and is sold to third party customers by PCS Sales.

Phosphate

In 2015, North American sales of phosphate products represented 79% of our total phosphate sales, a significant portion of which were attributable to phosphate customers in the United States. In 2015, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

The primary customers for fertilizer products are retailers, dealers, cooperatives, distributors and other fertilizer producers. Such retailers, dealers and cooperatives have both distribution and application capabilities. The primary customers for industrial products are chemical product manufacturers and the primary customers for feed products are feed manufacturers.

Offshore Marketing

Potash

Potash we produce in Canada for sale outside Canada and the United States is sold exclusively to Canpotex, which is owned in equal shares by us and two other Canadian potash producers. Canpotex, which was incorporated in 1970 and commenced operations in 1972, acts as an export company providing integrated sales, marketing and distribution for all Canadian potash produced by its shareholders that is exported to

PotashCorp 2015 Annual Report on Form 10-K	11

destinations outside the United States and Canada. Each shareholder of Canpotex has an equal voting interest as a shareholder and a right to equal representation on the Canpotex board of directors. The shareholders of Canpotex have committed to use Canpotex as their exclusive offshore export outlet for potash produced in Canada that is exported to destinations outside the United States and Canada; however, prior to January 2016, production from our New Brunswick mine was not subject to this requirement and was instead marketed internationally by us outside of Canpotex. In January 2016, we elected for New Brunswick production to also be subject to this exclusivity requirement and announced that potash exported to destinations outside the United States and Canada that were historically served by us, independently of Canpotex through our New Brunswick production, would be served by Canpotex.

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2015, we supplied 52.15% of Canpotex’s requirements. In 2016, we expect our Canpotex allocation to be approximately 51.6%. We expect our Canpotex allocation to change as Canpotex shareholders complete expansions, including our Rocanville expansion, that is currently nearing completion. Canpotex generally sells potash to private and public firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2015	2014	2013
China	20%	16%	15%
India	9	10	10
Other Asian markets	34	41	41
Latin America	30	26	28
Other countries	7	7	6
Total	100%	100%	100%

For 2015, sales to Canpotex represented 53% of our total potash sales, and offshore sales of potash from the New Brunswick mine, through PCS Sales (Canada) Inc. and PCS Sales, represented 6% of our total potash sales in 2015. Following the suspension of our New Brunswick potash operations in early 2016, international customers that were historically served by PCS Sales (Canada), Inc. and PCS Sales will now be served from Saskatchewan production through Canpotex. Thus, we expect the total percentage of sales attributable to Canpotex to increase in 2016.

Nitrogen

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2015, our offshore sales of nitrogen products represented 20% of our total nitrogen sales.

Phosphate

Until December 31, 2013, PhosChem, a phosphate export association established under US law, was the principal vehicle through which the Company executed offshore marketing and sales for its solid phosphate fertilizers. PhosChem was dissolved effective December 31, 2013 and in 2014 and 2015 the Company executed offshore marketing and sales for its solid phosphate fertilizer through PCS Sales.

For 2015, the offshore sales of phosphate products represented 21% of our total phosphate sales.

The following table sets forth the percentage of phosphate sales volumes of PhosChem for 2013 in the various geographical regions.

2013
India	14%
China	—
Other Asian countries	16
Latin America	55
Other countries	15
Total	100%

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) laws, policies and actions affecting foreign trade; (ii) other economic, political and regulatory policies of foreign governments, (iii) changes in foreign currency and exchange controls; and (iv) fluctuations in foreign currency exchange rates.

Transportation and Distribution

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in 2015 in North America, we leased or owned 290 terminal and warehouse facilities, some of which have multi-product capability, for a total of 386 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also leased or owned approximately 10,110 railcars. In the offshore market, the Company leased one warehouse in China, one in Malaysia and had one dry bulk fertilizer port terminal in Brazil through a joint venture.

12	PotashCorp 2015 Annual Report on Form 10-K

Potash

Transportation costs are a significant component of the total cost of potash. Producers have an advantage in serving markets close to their sources of supply. International shipping cost variances permit offshore producers (including those in the former Soviet Union, Germany and the Middle East) to compete effectively in some of our traditional markets.

Most of our potash for North American customers is shipped by rail. We have a strategic advantage in this market with more than 190 owned or leased potash distribution points and a fleet of approximately 4,300 owned and leased railcars. We believe this is the most extensive domestic distribution network in the potash business. Shipments are also made by rail from each of our Saskatchewan mines to Thunder Bay, Ontario, for shipment by lake vessel to our warehouses and storage facilities in Canada and the United States. Potash from our New Brunswick operations had historically been shipped primarily by ocean-going vessels from the Port of Saint John, although truck and rail transport have also been used for North American customers.

In the case of our sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities store potash pending shipment by ocean-going vessels overseas. We have an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. Through Canpotex, we also transport potash to, and have an interest in, a port facility located in Portland, Oregon. Following the suspension of our Picadilly, New Brunswick potash operations in early 2016, storage and loading facilities at the Port of Saint John – including our capacity of up to 2.5 million tonnes per year – will be made available to Canpotex for offshore shipping.

Nitrogen

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 83 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

We distribute products from Trinidad primarily to markets in the United States and also to Latin America. Our distribution operations in Trinidad employ three long-term chartered ocean-going vessels and utilize short-term and spot charters as necessary for the transportation of ammonia. All bulk urea production from Trinidad is shipped through third-party carriers.

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

Competition

Potash

Potash is a commodity, characterized by minimal product differentiation, and, consequently, producers compete based on price, quality and service. We price competitively and sell high quality products and provide high quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. During 2015, the Mosaic Company, Agrium Inc. and Intrepid Potash Inc. are our main competitors in North America, along with offshore imports into the US Gulf and the East Coast, primarily from ICL, SQM, Belaruskali and Uralkali. In 2015, in offshore markets, Canpotex and PCS Sales competed with producers such as Belaruskali, ICL, K+S Group, SQM and Uralkali.

Nitrogen

Nitrogen, the most widely produced nutrient globally, is primarily a regional business. However, ammonia, the feedstock for all downstream nitrogen products, may be manufactured in countries with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Natural gas typically makes up 70-85% of the cash cost of producing a tonne of ammonia.

Nitrogen is an input into industrial production of a wide range of products. Manufacturers want consistent quality and just-in-time delivery to keep their plants running. Many industrial consumers are connected to their suppliers by pipeline.

PotashCorp 2015 Annual Report on Form 10-K	13

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

Phosphate

Markets for phosphate fertilizer products are highly competitive. Our principal advantages at Aurora and White Springs are that we produce higher value, diversified products and that we operate integrated phosphate mine and phosphate processing complexes, while some of our North American competitors are required to ship phosphate rock by rail or truck greater distances from their mines to their mineral processing plants, thus incurring higher rock processing costs.

Our competitors for North American phosphate fertilizer sales are Agrium Inc., The Mosaic Company, J.R. Simplot Company and offshore imports primarily from Morocco, China and Russia.

In offshore markets, we compete primarily with Morroco’s OCP S.A., as well as producers from Africa and the Middle East.

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

Employees

At December 31, 2015, we employed 5,395 people, of whom 1,967 were salaried and 3,428 were hourly paid. Of these 5,395 employees, our potash operations employed 2,689 people, our nitrogen operations 812 and our phosphate operations 1,438. The suspension of our New Brunswick potash operations in early 2016 is expected to result in a workforce reduction of approximately 420-430 people in New Brunswick. More than 100 open positions have been made available for New Brunswick employees to join our Saskatchewan operations.

Our sales and transportation and distribution functions were handled by 101 employees in Northbrook, Illinois and various other locations in the United States and by 15 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices together had a corporate staff of 340.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The following table sets forth the plant locations where we have entered into collective bargaining agreements and their respective expiry dates.

Plant Location	Collective Bargaining Agreement Expiry Date
Allan, SK	April 30, 2019
Cory, SK	April 30, 2019
Patience Lake, SK	April 30, 2019
Lanigan, SK	January 31, 2018
Rocanville, SK	May 31, 2015
Cincinnati, OH	November 1, 2019
Lima, OH	November 1, 2017
White Springs, FL	December 10, 2018

Negotiations for new a collective bargaining agreement for Rocanville commenced in 2015 and are ongoing.

We believe we have an effective working relationship with our employees, and the unions representing them.

Royalties and Taxes

Under Saskatchewan provincial legislation, the Company is subject to resource taxes including the potash production tax and the resource surcharge. In 2015, the Government of Saskatchewan announced a potash royalty and taxation review which is currently underway. In addition, changes were made to the potash production tax regulations, which deferred the timing of the annual allowable deduction for capital expenditures. The potash production tax totaled $239 million and the total resource surcharge was $65 million in 2015.

In addition to the potash production tax and resource surcharge, there are royalties, taxes and rental fees payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others in respect of potash sales, production or property in those provinces. Such costs are included in cost of goods sold. The amount in 2015 for these royalties, taxes and fees totaled $96 million.

There are property and other taxes payable to US governments, municipalities and other entities that are included in cost of goods sold. The amount in 2015 for these property and other taxes totaled $20 million.

For 2015, miscellaneous taxes (not included above) totaled $6 million.

14	PotashCorp 2015 Annual Report on Form 10-K

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to US federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

Income taxes decreased due primarily to lower income before taxes and discrete tax adjustments. Effective tax rates were as follows:

	2015	2014
Actual effective tax rate on ordinary earnings	27%	28%
Actual effective tax rate including discrete items	26%	29%

Total discrete tax adjustments that impacted the rate in 2015 resulted in an income tax recovery of $7 million (2014 — expense of $20 million). Significant items to note included the following:

•	in 2015, a current tax recovery of $17 million was recorded upon the conclusion of a tax authority audit.

•	in 2014, a deferred tax expense of $11 million was recorded as a result of a Chilean income tax rate increase.

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

Our operating expenses, other than costs associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations for 2015 were $111 million (2014 — $129 million, 2013 — $135 million).

The Company routinely undertakes environmental capital projects. In 2015, capital expenditures of $164 million (2014 — $151 million, 2013 — $83 million) were incurred to meet pollution prevention and control as well as other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2016 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives as well as other environmental targets.

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

Water Quality. Several ongoing initiatives relating to nutrient discharges may result in new regulatory restrictions that could have a material effect on either the Company or its customers. The litigation and rulemaking activity related to numeric standards for nutrient concentrations in certain surface waters in Florida is one example of these ongoing initiatives. In 2014, the USEPA approved Florida’s water quality standards, which apply numeric nutrient criteria to the majority of water bodies in the state, but also provide avenues for site-specific relief. The White Springs, Florida facility is currently using site-specific mechanisms and plans to seek to use such mechanisms in the future; however, in the event that Florida determines that the site-specific mechanisms are not appropriate, the facility may need to meet numeric nutrient criteria, which could result in having to install additional measures to control concentrations of nitrogen and phosphorous in permitted water discharges from the facility. Accordingly, it is

PotashCorp 2015 Annual Report on Form 10-K	15

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

We continue to monitor the international efforts to address climate change. The countries where we operate are parties to the Paris Agreement adopted in December 2015 pursuant to the United Nations Framework Convention on Climate Change. Each country that is party to the Paris Agreement submitted an Intended Nationally Determined Contribution (“INDC”) toward the control of greenhouse gas emissions. The impacts of these INDCs on the company’s operations cannot be determined with any certainty at this time.

In addition to the foregoing, the information under the first two bullets under “General” contained in the third paragraph of “Legal and Other Matters” of Note 28 “Contingencies and Other Matters” on page 159 of the Company’s audited consolidated financial statements in our 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Asset Retirement Obligations

Provisions are recognized when: (1) the Company has a present legal or constructive obligation as a result of past events; (2) it is probable that an outflow of resources will be required to settle the obligation; and (3) the amount has been reliably estimated. We have recorded in the Company’s audited consolidated financial statements provisions for decommissioning obligations (also known as asset retirement obligations) primarily related to mining and mineral activities. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 22 of the Company’s audited consolidated financial statements in the 2015 Annual Integrated Report for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans. In some cases, this may require significant research and development to identify preferred methods for such plans that are economically sound and that, in most cases, may not be implemented for several decades. We have continued to use appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2015, we had accrued a total of $637 million for asset retirement obligations. The current portion totaled $79 million.

In addition, the information contained in paragraphs four through six of “Supporting Information” of Note 29, “Guarantees” to the Company’s audited consolidated financial statements on page 160 of the Company’s 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

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

16	PotashCorp 2015 Annual Report on Form 10-K

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

We have accrued $22 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $6 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters to the extent the incurrence of the costs are likely and can be reasonably estimated.

In addition to the foregoing, the information under the first two paragraphs (including any bullets thereunder) and the bullet under “Nitrogen and Phosphate” in the third paragraph of “Legal and Other Matters” of Note 28, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on pages 158 and 159 of the Company’s 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

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

Our Executive Officers

The name, age, period of service with the Company and position held for each of our executive officers as at February 22, 2016 is as follows:

Name	Age	Served Since	Current Position Held
Jochen E. Tilk	52	2014	President and Chief Executive Officer
Wayne R. Brownlee	63	1988	Executive Vice President, Treasurer and Chief Financial Officer
Stephen F. Dowdle	65	1999	President, PCS Sales
Mark F. Fracchia	61	1984	President, PCS Potash
Raef M. Sully	48	2012	President, PCS Nitrogen and PCS Phosphate
Joseph A. Podwika	53	1997	Senior Vice President, General Counsel and Secretary
Darryl S. Stann	48	2003	Senior Vice President, Finance and Chief Risk Officer
Kevin Graham	37	2015	Senior Vice President, Strategy and Corporate Development
Brent Poohkay	46	2015	Senior Vice President, Information Technology
Denita C. Stann	47	2006	Senior Vice President, Investor and Public Relations
Lee M. Knafelc	48	1998	Senior Vice President, Human Resources and Administration
Denis A. Sirois	60	1978	Vice President and Corporate Controller
William L. Flahr	59	1995	Vice President, Internal Audit
Rob D. Bubnick	55	1998	Vice President, Safety, Health and Environment

PotashCorp 2015 Annual Report on Form 10-K	17

Each of the executive officers have held the position indicated above or the positions described below for the previous five years:

Name	Dates of Service	Position Held
Jochen E. Tilk	November 2009 — March 2013	President and Chief Executive Officer, Inmet Mining Corporation
Mark F. Fracchia	January 2007 — February 2011	General Manager, PCS Potash, New Brunswick Division
	March 2011 — June 2014	Vice President, Safety, Health and Environment
Raef M. Sully	June 2010 — July 2012	Principal, Bain & Company, Inc.
	August 2012 — December 2012	Vice President, Project Management
	January 2013 — June 2014	Vice President, Project Management and Capital
	July 2014 — January 2016	President, PCS Nitrogen
Darryl S. Stann	July 2010 — February 2011	Vice President, Industrial Sales, PCS Sales
	March 2011 — December 2014	Vice President, Procurement
Kevin Graham	July 2008 — August 2011	Engagement Manager, McKinsey & Company
	August 2011 — October 2012	Director, Business Planning & Technical Advisor, Vale
	October 2012 — October 2013	Director, Strategic & Business Planning, Vale
	November 2013 — July 2015	Chief Strategy & Technology Officer, Vale
Brent Poohkay	January 2005 — March 2015	Vice President and Chief Information Officer, Chief Privacy Officer, Enbridge Inc.
Denita C. Stann	January 2011 — December 2015	Vice President, Investor and Public Relations
Lee M. Knafelc	December 2010 — December 2015	Vice President, Human Resources and Administration
William L. Flahr	July 2009 — January 2012	Senior Director, Finance Projects
	February 2012 — January 2013	Finance Deputy General Manager, APC
	February 2013 — November 2013	Acting General Manager, APC
Rob D. Bubnick	January 2007 — July 2014	General Manager, PCS Potash, Lanigan Division

Presentation of Financial Information

We have three reportable operating segments: potash, nitrogen and phosphate. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 3, “Segment Information” to the Company’s audited consolidated financial statements as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015, incorporated by reference under Item 8 of this Annual Report on Form 10-K.

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

18	PotashCorp 2015 Annual Report on Form 10-K

Item 1A. Risk Factors

Our performance and our future operations are and may be affected by a wide range of risks. Any or all of these risks, or other risks not presently known to us or that we do not deem material, could have a material adverse effect on our business, financial condition, results of operations and cash flows and on the market price of our common shares. We use our integrated risk management framework to identify risks across all segments of the Company, evaluate those risks, and implement strategies designed to mitigate those risks. This process is further described under “How We Approach Risk” on pages 27 and 28 in our 2015 Annual Integrated Report, attached as Exhibit 13. See “Forward-Looking Statements” earlier in this Annual Report on Form 10-K.

A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 29 through 33 in our 2015 Annual Integrated Report, attached as Exhibit 13.

Our estimates of future demand for our products, and in particular potash, our primary nutrient, may prove to be overstated.

We estimate the future level of demand for our products and attempt to meet this anticipated demand by adjusting our operational capability at certain facilities. Our customers’ decisions regarding the purchase of our products are affected by variable market, governmental, seasonal, foreign currency, other economic, weather and other conditions, most of which are outside of our control and can be difficult to accurately predict. For example, farmers’ decisions about the number of acres planted, the mix of crops planted and application rates for crop nutrients vary from year to year depending on a number of factors including, among others, crop prices, the level of grain inventory, governmental actions (including farm and biofuel policies), input costs, weather-related shifts in planting schedules and the level of the crop nutrient remaining in the soil following the previous harvest. Therefore, the timing of customer purchases will vary each year, and fertilizer sales can shift between periods.

We have taken major steps to prepare for an anticipated increase in potash demand in future years. We have undertaken several key expansion and debottlenecking projects at significant capital cost to substantially increase our potash production capability. We advanced the final phase of our Rocanville expansion plans in 2015 and are preparing to ramp up to full capability later in 2016. If demand does not increase as expected, our facilities may be underutilized. To the extent that we underutilize capacity, operating efficiencies may decline, which may require operations or workforce changes. This may result in the return on our investment being lower than expected and may negatively impact our ability to meet our growth expectations.

Competitors’ increase in fertilizer supply may outpace growth in world demand.

Some fertilizer products are characterized by minimal product differentiation within product categories and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality.

Consequently, the market for fertilizer products is subject to competitive pricing pressures and is volatile. This volatility varies by product within the fertilizer industry. Our competitors have undertaken, and may undertake in the future, expansion or greenfield projects to increase fertilizer production capability and may increase production in response to market conditions or otherwise.

If increases in supply outpace growth in world demand this may lead to oversaturation in the market, a reduction in price and declining capacity utilization rates, negatively affecting our financial performance.

Canpotex may be dissolved or its ability to operate impaired.

We rely heavily on Canpotex, our offshore marketing, transportation and distribution company, to deliver our potash to customers outside North America. Unexpected changes in laws or regulations, market or economic conditions, our (or our venture partners’) businesses, or otherwise could threaten the existence of Canpotex. A trusted potash brand could be lost and our access to key offshore markets impacted resulting in a less efficient logistics system and decreased market share, higher costs or lower net earnings from offshore sales.

We may not be able to respond in a timely manner to unexpected surges in potash demand.

While we strive to maintain optionality with our operating capabilities, it may take time to restart or expand our operating capability in order to respond when demand surges in an unanticipated manner. Our inability to respond could adversely affect our financial performance or reputation.

We may fail to maintain high levels of safety, health and security.

Safety is a fundamental value to us. The mining and industrial activities we engage in are inherently hazardous. Failure to prevent or respond to a major safety, health or security incident can result in incidents leading to serious injuries or fatalities among our employees, contractors or communities near our operations. Such incidents may lead to liabilities arising out of personal injuries or death, operational interruptions and shutdown or abandonment of affected facilities. Accidents could cause us to expend significant managerial time and efforts, and financial resources to remediate safety issues or to repair damaged facilities and may also adversely impact our reputation.

PotashCorp 2015 Annual Report on Form 10-K	19

We may fail to protect the environment.

Environmental incidents including uncontrolled tailings containment breaches, significant subsidence from mining activities and significant release of hazardous and other regulated materials may occur. Failure to prevent a significant environmental incident can be harmful to our employees, contractors, and communities and impact the biodiversity, water resources and related ecosystems near our operations. Such incidents could also adversely impact our operations, financial performance or reputation.

We may incur costs related to new or revised environmental laws and regulations,

Our operations are subject to environmental laws and regulations. We incur significant costs and associated liabilities in connection with these laws and regulations. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management. Many of the laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. Increased regulation, including that of greenhouse gases and other emissions from our operations, could increase our raw material, energy, transportation, and compliance costs and may have a negative effect on our financial performance.

Insurance may not adequately cover all losses.

We maintain property, business interruption, casualty and liability insurance policies, but we are not fully insured against all potential hazards and risks incident to our business. If we were to incur significant liability for which we are not fully insured, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be granted the relevant permits for our operations.

Many of our existing operations are dependent upon having numerous required permits and approvals from relevant governmental authorities. In addition, expansion or modification of our operations may be predicated upon securing necessary environmental or other permits or approvals. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals could have an adverse effect on our ability to continue or expand operations thereby affecting our financial performance or our reputation.

For additional information regarding environmental laws and regulations that impact our operations, see the information contained under ‘Environmental Matters’ in Part I, Item 1 of this Annual Report on Form 10-K.

We may be subject to catastrophic events or malicious acts (including terrorism) involving our products or facilities.

Similar to other companies with major industrial facilities, in addition to cyber security risks, our operations may be impacted by catastrophic events (such as severe weather or product transportation/storage mishaps) or targets of terrorist activities (or other intentional acts of destruction). As a result, our facilities, or those of third parties on which we rely, could be damaged or destroyed, or employees, contractors and the public could suffer serious physical injury. Such events could also affect our sales or production and disrupt our supply chain, which may adversely impact our financial results or reputation.

Certain complications may arise in our mining process, including water inflows in our potash mines.

The mining process is a complex process subject to certain geological conditions and hazards, including industrial and environmental hazards. For example, the presence of water-bearing strata above and below many underground mines poses the risk of water inflows. It is not uncommon for water inflows of varying degrees to occur in potash mines; however, it is difficult to predict if, when, or to what degree, such inflows could occur. At our Saskatchewan potash mines we have minor water inflows that we actively monitor and manage, as appropriate. Significant inflows at our potash mines could result in increased operational costs, increased risk of personal injury, production delays or stoppages, or the abandonment and closure of a mine. The risk of underground water inflows, as with most other underground risks, is currently not insured. Any of these risks and hazards relating to our mining process could negatively affect our safety or our financial performance.

Our international operations may be affected by political and regulatory regimes.

We have significant operations and investments in countries outside of Canada and the United States. We have a nitrogen production facility in Trinidad. In addition, we have significant investments in entities located in Chile, Jordan, China and Israel.

Various factors may impact these operations including difficulties and costs associated with cultures, laws, regulations, foreign trade and fiscal policies; political and economic conditions; currency exchange rate fluctuations; armed conflict; terrorist activity; and

20	PotashCorp 2015 Annual Report on Form 10-K

unexpected changes in regulatory requirements, social, political, labor and economic conditions. Such factors may lead to restrictions on monetary distributions, selective discrimination, forced divestures or changes to or nullification of existing agreements, mining permits or leases.

Instability in political or regulatory regimes could cause volatility and impact our earnings growth or our reputation.

Non-operated assets may be affected by decisions of third parties.

We hold minority ownership interests in several companies, including SQM, APC, ICL and Sinofert. The operations and results of these investments are significant to us, and their operations can affect our earnings. Because we do not control these companies we cannot ensure that these companies will operate efficiently, pay dividends or manage their businesses in our best interests. As a result, these companies may contribute less than anticipated to our earnings and cash flow, and may negatively impact our operations or our reputation.

Our opportunities to strategically reinvest available capital may be limited.

We regularly evaluate all strategic opportunities. We may seek to grow through acquisitions of assets or entities, or interests in other entities, such as our acquisitions of interests in SQM, APC, ICL and Sinofert. We may also consider other growth opportunities such as strategic alliances, evaluation of new products and technologies, or expansion into new markets that complement and extend our portfolio of businesses and capabilities and generate returns that exceed our cost of capital on a risk-adjusted basis.

Various factors may limit our investment opportunities including geopolitical, market or other reasons. Such restrictions could negatively affect our growth.

We may be unable to achieve expected benefits of our growth initiatives

When we undertake any strategic initiatives, our ability to achieve the expected returns and other benefits will be affected by our degree of preparedness and ability to execute. With respect to acquisitions, we are dependent upon our ability to successfully consolidate functions and integrate operations, technology, procedures and personnel in a timely and efficient manner. The integration of acquired assets and operations requires the dedication of management effort, time and resources, which may divert management’s focus and resources from other strategic opportunities or operational matters during the process. The integration process may result in the disruption of our existing business and customer relationships that may adversely affect our ability to achieve the anticipated benefits, and may negatively affect our financial performance.

We also continue to evaluate the potential disposition of assets and operations that may no longer help us meet our objectives. When we decide to sell assets or operations, we may encounter difficulty in finding buyers or executing alternative exit strategies on acceptable terms in a timely manner, which could delay the accomplishment of our strategic objectives.

In Trinidad, supply of natural gas, a key raw material for the manufacture of our nitrogen products, may continue to be curtailed.

Due to decreased investment by the energy industry in exploration, development and major maintenance activities we continue to experience curtailments in our natural gas supply. While recent changes in government policy in Trinidad are intended to support natural gas exploration and development, we continue to expect curtailments of natural gas supply for the coming years. Prolonged interruption of our supply could result in loss of nitrogen production, adversely affecting our financial performance or reputation.

Our information technology systems are subject to cyber security risks.

We rely on information technology systems to conduct business. Targeted attacks on our systems (or on systems of third parties that we rely on), failure or non-availability of a key information technology system or a breach in security measures designed to protect our information technology systems could result in theft, misuse, modification and destruction of information, including trade secrets and confidential business information, and cause business disruptions, reputational damage, extensive personal injury and third-party claims, which could negatively impact our operations and our financial performance.

We may not be able to recover all or a portion of our investment in assets.

Changes in market conditions or industry structures, commodity prices, technical operating difficulties, inability to recover our mineral reserves or increased operating cost levels could result in reduced asset values, requiring financial writedowns that adversely impact our financial results.

We may be unable to provide cost-effective, timely and secure transportation of our products.

Transportation is a significant element of the sale of our products to customers. Accessing cost effective, timely and dependable transportation and port storage and other distribution facilities is important in allowing us and any export, sales and marketing companies, to supply customers near our operating facilities and around the world. Our (or the third parties upon which we rely) ability to provide cost-effective, timely and secure transportation and storage of product may be challenged due to

PotashCorp 2015 Annual Report on Form 10-K	21

labor disputes, system failures, accidents or delays, adverse weather or other environmental events, adverse operating conditions (including aging transportation infrastructure, railroad capacity constraints, changes to rail or ocean freight systems), swings in demand for our products, increased shipping demand for other products, adverse economic conditions, a change in our export, sales or marketing company relationships, or otherwise. This could result in customer dissatisfaction and inhibit earnings growth.

Antitrust laws to which we are subject may change.

We are subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Additionally, increases in crop nutrient prices can increase the scrutiny to which we are subject under these laws. Changes in antitrust laws globally, or the interpretation, administration or enforcement thereof, may limit our future acquisitions or operations, including the operations of Canpotex.

Our advantaged cost position may be impaired.

As we take steps to further improve this position, various factors such as labor costs, lack of technological improvements, operational inefficiencies, tax and regulatory costs, and water inflow control and other environmental costs may impact our ability to maintain our low-cost position and adversely affect our financial performance.

We may experience increases in the price of raw materials that we use (such as natural gas and sulfur).

Natural gas and sulfur are key raw materials for the manufacture of our products and represent a substantial part of our production and energy costs. Natural gas is utilized as both a chemical feedstock and a fuel to produce anhydrous ammonia, a key input in the production of our upgraded nitrogen products and in the production of our concentrated phosphate products. Natural gas is also a significant energy source used in the potash mining and milling process.

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

There can be no assurance that we will be able to pass through increased costs of raw materials to our customers through the end products. A significant increase in the price of natural gas or sulfur that is not recovered through an increase in the price of our products could negatively impact our financial performance.

We may be unable to attract, develop, engage and retain skilled employees.

Sustaining and growing our business depends on the recruitment, development, engagement and retention of qualified and motivated employees. Although we strive to be an employer of choice in our industry, competition for skilled employees in certain geographical areas in which we operate can be significant and we may not be successful in attracting, developing or retaining such skilled employees. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. In response to market conditions, we have made operating and workforce changes in recent periods. These changes may impact existing employees’ engagement and retention and our ability to attract qualified and motivated employees in the future.

The inability to attract, develop, engage or retain quality employees could result in decreased productivity and efficiency, higher costs and reputational harm. It could also negatively impact our ability to take on new projects and sustain operations, which might negatively affect our operations or our ability to grow.

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

Our projects involve risks

We have undertaken and continue to undertake various projects including capital and business process improvement/transformation projects. These projects involve risks, including (but not limited to) cost overruns, schedule delays and performance uncertainties. Cost overruns may result from difficult environmental conditions, shortages of qualified labor, and escalating costs of labor and materials. Delays may result from unavailability and underperformance of skilled personnel, suppliers of materials or technology and other third parties we retain. Once completed, our projects may not perform in accordance with our

22	PotashCorp 2015 Annual Report on Form 10-K

expectations due to design flaws or operator issues. Any of the foregoing risks could impair our ability to realize the benefits we had anticipated from the projects and negatively impact our financial performance.

Future innovation could affect our business.

Future innovation such as development of full or partial substitutes for our products, seeds that require less crop nutrients, or modifications to the application of crop nutrients, if they occur, could have an adverse effect on the demand for our products and our business and may adversely affect our financial performance.

We are subject to legal proceedings, the outcome of which may affect our business.

We are, and may in the future be, involved in legal and regulatory proceedings. These proceedings include matters arising from activities of our predecessor companies and from facilities and businesses that we have never owned or operated. The outcome of these proceedings may have a negative impact on our financial performance or reputation.

Violations of our governance and compliance policies may occur.

We operate in a global environment that encompasses multiple jurisdictions and complex regulatory frameworks. Our governance and compliance processes, which include the review of internal controls over financial reporting and specific internal controls in relation to offers of things of value to government officials and representatives of state-owned enterprises, may not prevent potential violations of law, accounting or governance practice. Our Core Values, together with our mandatory policies, such as the anti-corruption and anti-fraud policies, may not prevent instances of fraudulent behavior and dishonesty nor guarantee compliance with legal or regulatory requirements. This may lead to regulatory fines, disgorgement of profits, litigation, loss of operating licenses or reputational damage.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information concerning our properties is set forth under the “Properties” sections in Item 1 of Part I of this Annual Report on Form 10-K which is incorporated herein by reference.

Item 3. Legal Proceedings

The information under “Legal and Other Matters” of Note 28, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on pages 158 and 159 of the Company’s 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Environmental Proceedings

For further discussion of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1 of Part I of this Annual Report on Form 10-K which is incorporated herein by reference.

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

Item 4. Mine Safety Disclosures

Safety is the Company’s fundamental priority and we are committed to providing a healthy and safe work environment for our employees, contractors and all others at our sites to help meet our Company-wide goal of achieving no harm to people.

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

PotashCorp 2015 Annual Report on Form 10-K	23

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under “Dividends”, “Ownership”, “Common Share Prices” and “NYSE Corporate Governance” on page 163 in our 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference. The information under “Compensation — Executive Compensation — Performance Graphs” in our 2016 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

All equity based benefit plans have been adjusted to reflect prior stock splits. In this Annual Report on Form 10-K, all share and per-share data reflects prior stock splits. In 2014, the Company declared a cash dividend of $0.35 per common share in each of the first, second, third and fourth quarter for a total of $1.40 for the year. In 2015, the Company declared a cash dividend of $0.38 per common share, in each of the first, second, third and fourth quarters, for a total of $1.52 for the year.

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

Item 6. Selected Financial Data

The information presented below has been presented on the basis of IFRS. These principles differ in certain significant respects from US GAAP.

		(in millions of US dollars, except per-share amounts)
	2015	2014	2013	2012	2011
Sales	6,279	7,115	7,305	7,927	8,715
Net income	1,270	1,536	1,785	2,079	3,081
Net income per share — basic	1.52	1.83	2.06	2.42	3.60
Cash dividends declared per share	1.52	1.40	1.33	0.70	0.28
Total assets	17,469	17,724	17,958	18,206	16,257
Long-term debt obligations(1)	3,754	3,256	3,006	3,506	3,750

(1)	Represents non-current long-term debt obligations and does not include unamortized costs. (See Note 20 to the Company’s consolidated financial statements for description of such amounts.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 5 through 88, “Appendix” on page 164 and “Terms and Measures” on pages 165 to 166 in our 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Other Financial Information — Market Risks Associated With Financial Instruments” on page 86 and Note 25 to the Company’s audited consolidated financial statements on pages 148 through 154 in our 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information under “Our Financials — Management’s Responsibility for Financial Reporting” and “Our Financials — Consolidated Financial Statements”, including the Reports of Independent Registered Public Accounting Firm, contained on pages 97 through 161 and “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Quarterly Results” on pages 79 and 80 in our 2015 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

24	PotashCorp 2015 Annual Report on Form 10-K

Item 9A. Controls and Procedures

As of December 31, 2015, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm” contained on pages 97 and 98 in our 2015 Annual Integrated Report, attached as Exhibit 13, are incorporated herein by reference.

Item 9B. Other Information

Compensatory Arrangements of Certain Officers

2016 Short-Term Incentive Plan

On February 22, 2016, the Board approved the adoption of a new 2016 Short-Term Incentive Plan (the “2016 STIP”), effective as of January 1, 2016. The 2016 STIP replaces the Company’s prior Short-Term Incentive Plan.

The 2016 STIP is intended to reward eligible employees on an annual basis for their efforts and contributions in the attainment of certain performance measures that contribute materially to the success of the business interests of the Company. Our permanent employees and those of our subsidiaries who are employed for at least one month during the applicable fiscal year and (except as otherwise provided in the 2016 STIP) are employed at the end of the fiscal year are eligible to participate in the 2016 STIP, subject to certain limitations described in the 2016 STIP.

Under the 2016 STIP, participants will be eligible to receive annual cash incentive awards if they are recommended for participation by our Chief Executive Officer and approved by the Human Resources and Compensation Committee. Target awards under the 2016 STIP will be expressed as a percentage of a participant’s pay for the applicable year, which percentage will differ for different employee tiers.

For participants who are attached to one of our operating facilities, (1) 50% of the award opportunity may be earned based on the results of the operating facility to which the participant is attached, (2) either 20% or 50% (depending on the participant’s employee tier) of the award opportunity may be earned based on our adjusted earnings before finance costs, income taxes, depreciation and amortization (“EBITDA”) performance, and (3) for certain participants, 30% of the award may be earned based on the participant’s individual job performance. For participants who are corporate executives or who are attached to certain of our corporate facilities, (1) between 50% and 70% (depending on the participant’s employee tier) of the award opportunity may be earned based on our adjusted EBITDA performance, (2) between 20% and 40% of the award opportunity may be earned based on the participant’s individual job performance, and (3) the remaining 10% of the overall award opportunity may be earned based on our safety, health and environmental results.

Award payouts will generally be pro-rated if the participant is employed for less than the full fiscal year (including in the event of retirement or death), works on a part-time basis during any portion of the fiscal year, or experiences a salary or position change during the fiscal year. In addition, a participant may be eligible for a pro-rated portion of an award if the participant spends a portion of the year on long-term disability or an approved or unpaid leave of absence.

Ultimate payouts under the 2016 STIP may differ from the amounts determined in accordance with the performance measures described above based on individual performance, the shareholders’ experience, significant safety, health and environmental events or other factors, subject to approval of the Human Resources and Compensation Committee or the Chief Executive Officer, as applicable, as further described in the 2016 STIP.

Award payouts are subject to the approval of the Human Resources and Compensation Committee (or the Board, in the case of the Chief Executive Officer). Participants in the 2016 STIP are subject to the Company’s Policy on Recoupment of Unearned Compensation, as may be amended. Awards under the 2016 STIP may also provide for forfeiture or repayment (or other similar provisions) on terms and conditions as may be required by the Human Resources and Compensation Committee or under Section 10D of the Exchange Act or applicable stock exchange rules.

PotashCorp 2015 Annual Report on Form 10-K	25

In the event of a change in control (as defined in the 2016 STIP), participants will receive a lump sum payment for the pro rata portion of the year that elapsed through the date of a change in control (generally at the greater of actual or target performance with respect to each metric). Any such pro rata payment would be made within 30 calendar days following the change in control.

The foregoing description of the 2016 STIP is summary in nature, is not a complete description of all provisions of the 2016 STIP, and is qualified in its entirety by reference to the 2016 STIP, a copy of which is attached hereto as Exhibit 10(hh) and incorporated herein by reference.

Amended and Restated Supplemental Executive Retirement Income Plan.

On February 22, 2016, the Board approved the adoption of an amended and restated PCS Supplemental Executive Retirement Income Plan (as amended and restated, the “A&R SERI”), which plan was originally adopted on May 9, 1991, and was most recently amended and restated as of May 11, 2000 and subsequently amended on February 27, 2003, March 22, 2004, February 23, 2009, and December 29, 2010 (the “SERI Amendments”).

The A&R SERI incorporates the provisions in the SERI Amendments listed above and adds both administrative procedures and a change in control provision. The change in control provision provides that benefits under the A&R SERI will become fully and immediately vested under the plan if there is a change in control of the Company. The foregoing description of the A&R SERI is qualified in its entirety by reference to the A&R SERI, a copy of which is attached hereto as Exhibit 10(i), and incorporated herein by reference.

Amended and Restated Supplemental Retirement Benefits Plan for U.S. Executives.

On February 22, 2016, the Board approved the adoption of an amended and restated PCS Supplemental Retirement Benefits Plan for U.S. Executives (as amended and restated, the “A&R SERP”), which plan was originally adopted on January 1, 1999 and amended on December 24, 2008, February 23, 2009, December 2, 2013, and February 25, 2014 (the “SERP Amendments”).

The A&R SERP incorporates the provisions in the SERP Amendments listed above, conforms the change in control provision to the A&R SERI, and otherwise modifies the calculation of the lump sum payment due and payable upon the termination of a participant’s employment. The foregoing description of the A&R SERP is qualified in its entirety by reference to the A&R SERP, a copy of which is attached hereto as Exhibit 10(n) and incorporated herein by reference.

26	PotashCorp 2015 Annual Report on Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information under “Business of the Meeting — Nominees for Election to the Board of Directors”, “Report of the Audit Committee and Appointment of Auditors — Audit Committee Membership” and Appendix B in our 2016 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

We have adopted the “PotashCorp Core Values and Code of Conduct” that applies to all of our directors, officers and employees. We make this code, as well as the PotashCorp Governance Principles and the respective Charters of our Corporate Governance and Nominating, Audit and Human Resources and Compensation Committees, available free of charge on our website, www.potashcorp.com, or by request. We intend to disclose certain amendments to the “PotashCorp Core Values and Code of Conduct,” or any waivers of the “PotashCorp Core Values and Code of Conduct” granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information under (1) “About the Board — Director Compensation,” “Compensation — Letter from and Report of the Human Resources and Compensation Committee,” “Compensation — Compensation Discussion and Analysis”

and “Compensation — Executive Compensation” in our 2016 Proxy Circular, attached as Exhibit 99(a) and (2) the Schedule of Participants included in additional surveys used for compensation purposes, attached as Exhibit 99(b), is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under “Ownership of Shares”, and the tables under “About the Board — ‘At-Risk’ Investment and Year Over Year Changes” and “Adoption of 2016 Long-Term Incentive Plan — Equity Compensation Plan Information” in our 2016 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under “About the Board — Director Independence and Other Relationships” in our 2016 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under “Report of the Audit Committee and Appointment of Auditors” in our 2016 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

PotashCorp 2015 Annual Report on Form 10-K	27

Part IV

Item  15. Exhibits and Financial Statement Schedules

List of Documents Filed as Part of this Report

1. Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 95 through 161 in our 2015 Annual Integrated Report, attached as Exhibit 13, are incorporated by reference under Item 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated February 25, 2016; such consolidated financial statements and reports are included in your 2015 Annual Integrated Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants

Licensed Professional Accountants

Saskatoon, Canada

February 25, 2016

28	PotashCorp 2015 Annual Report on Form 10-K

Potash Corporation of Saskatchewan Inc.

Schedule II — Valuation and Qualifying Accounts

(in millions of US dollars)

(audited)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful trade accounts receivable
2015	7	—	—	7
2014	7	—	—	7
2013	8	—	1	7
Allowance for inventory valuation
2015	12	6	—	18
2014	11	4	3	12
2013	13	3	5	11

3. Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

PotashCorp 2015 Annual Report on Form 10-K	29

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.
10(j)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(k)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(l)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(m)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(n)	PCS Supplemental Retirement Plan for U.S Executives (As Amended and Restated and in Effect as of January 1, 2016)
10(o)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(p)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(q)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(r)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(s)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(t)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006	10(dd)
10(u)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

30	PotashCorp 2015 Annual Report on Form 10-K

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(v)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(w)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(x)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(y)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(z)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(dd)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(ee)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(ff)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(gg)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.
10(hh)	Short-Term Incentive Plan, dated February 22, 2016.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2015 Annual Integrated Report. The 2015 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2016 Notice of Meeting, Proxy Circular and Form of Proxy. The 2016 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	Schedule of participants included in additional surveys for compensation comparison purposes.

PotashCorp 2015 Annual Report on Form 10-K	31

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ JOCHEN E. TILK
Jochen E. Tilk
President and Chief Executive Officer
February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. ESTEY	Chair of the Board	February 26, 2016
John W. Estey

/s/ WAYNE R. BROWNLEE	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 26, 2016
Wayne R. Brownlee

/s/ JOCHEN E. TILK	President and Chief Executive Officer and Director (Principal executive officer)	February 26, 2016
Jochen E. Tilk

/s/ CHRISTOPHER M. BURLEY	Director	February 26, 2016
Christopher M. Burley

/s/ DONALD G. CHYNOWETH	Director	February 26, 2016
Donald G. Chynoweth

/s/ GERALD W. GRANDEY	Director	February 26, 2016
Gerald W. Grandey

/s/ C. STEVEN HOFFMAN	Director	February 26, 2016
C. Steven Hoffman

/s/ ALICE D. LABERGE	Director	February 26, 2016
Alice D. Laberge

/s/ CONSUELO E. MADERE	Director	February 26, 2016
Consuelo E. Madere

/s/ KEITH G. MARTELL	Director	February 26, 2016
Keith G. Martell

/s/ JEFFREY J. MCCAIG	Director	February 26, 2016
Jeffrey J. McCaig

/s/ AARON W. REGENT	Director	February 26, 2016
Aaron W. Regent

/s/ ELENA VIYELLA DE PALIZA	Director	February 26, 2016
Elena Viyella de Paliza

32	PotashCorp 2015 Annual Report on Form 10-K

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.
10(j)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(k)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(l)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(m)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(n)	PCS Supplemental Retirement Plan for U.S Executives (As Amended and Restated and in Effect as of January 1, 2016)
10(o)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(p)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(q)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(r)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(s)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(t)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006	10(dd)
10(u)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(v)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(w)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(x)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(y)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(z)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(dd)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(ee)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(ff)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(gg)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.
10(hh)	Short-Term Incentive Plan, dated February 22, 2016.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2015 Annual Integrated Report. The 2015 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2016 Notice of Meeting, Proxy Circular and Form of Proxy. The 2016 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	Schedule of participants included in additional surveys for compensation comparison purposes.