Form 10-Q
period 2016-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2016-05-03
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

  Yes  ☐    No  ☑

As at April 11, 2016, Potash Corporation of Saskatchewan Inc. had 838,932,638 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited	In millions of US dollars except as otherwise noted
	Three Months Ended March 31
	2016	2015
Sales (Note 2)	$1,209	$1,665
Freight, transportation and distribution	(133)	(128)
Cost of goods sold	(842)	(870)
Gross Margin	234	667
Selling and administrative expenses	(53)	(60)
Provincial mining and other taxes	(31)	(95)
Share of earnings of equity-accounted investees	19	36
Other (expenses) income (Note 3)	(10)	11
Operating Income	159	559
Finance costs	(52)	(49)
Income Before Income Taxes	107	510
Income taxes (Note 4)	(32)	(140)
Net Income	$75	$370
Net Income per Share
Basic	$0.09	$0.45
Diluted	$0.09	$0.44
Weighted Average Shares Outstanding
Basic	837,118,000	831,390,000
Diluted	837,811,000	837,099,000

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	1

Condensed Consolidated Statements of Comprehensive Income

Unaudited	In millions of US dollars
	Three Months Ended March 31
(Net of related income taxes)	2016	2015
Net Income	$75	$370
Other comprehensive income
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments (1)
Net fair value gain during the period	1	38
Cash flow hedges
Net fair value loss during the period (2)	(6)	(22)
Reclassification to income of net loss (3)	15	11
Other	1	(4)
Other Comprehensive Income	11	23
Comprehensive Income	$86	$393

(1)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and other.
(2)	Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $3 (2015 — $12).
(3)	Net of income taxes of $(8) (2015 — $(6)).

(See Notes to the Condensed Consolidated Financial Statements)

2	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Cash Flow

Unaudited	In millions of US dollars
	Three Months Ended March 31
	2016	2015
Operating Activities
Net income	$75	$370
Adjustments to reconcile net income to cash provided by operating activities (Note 5)	206	181
Changes in non-cash operating working capital (Note 5)	(93)	(30)
Cash provided by operating activities	188	521
Investing Activities
Additions to property, plant and equipment	(246)	(228)
Other assets and intangible assets	—	(5)
Cash used in investing activities	(246)	(233)
Financing Activities
Proceeds from long-term debt obligations	—	494
Finance costs on long-term debt obligations	(2)	—
Proceeds from (repayment of) short-term debt obligations	336	(536)
Dividends	(313)	(274)
Issuance of common shares	20	30
Cash provided by (used in) financing activities	41	(286)
(Decrease) Increase in Cash and Cash Equivalents	(17)	2
Cash and Cash Equivalents, Beginning of Period	91	215
Cash and Cash Equivalents, End of Period	$74	$217
Cash and cash equivalents comprised of:
Cash	$16	$96
Short-term investments	58	121
	$74	$217

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	3

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars
			Accumulated Other Comprehensive (Loss) Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net (loss) gain on derivatives designated as cash flow hedges	Other	Total Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity (1)
Balance — December 31, 2015	$1,747	$230	$77	$(117)	$(10)	$(50)	$6,455	$8,382
Net income	—	—	—	—	—	—	75	75
Other comprehensive income	—	—	1	9	1	11	—	11
Dividends declared	—	—	—	—	—	—	(210)	(210)
Effect of share-based compensation including issuance of common shares	28	(7)	—	—	—	—	—	21
Shares issued for dividend reinvestment plan	7	—	—	—	—	—	—	7
Balance — March 31, 2016	$1,782	$223	$78	$(108)	$(9)	$(39)	$6,320	$8,286
Balance — December 31, 2014	$1,632	$234	$623	$(119)	$(1)	$503	$6,423	$8,792
Net income	—	—	—	—	—	—	370	370
Other comprehensive income (loss)	—	—	38	(11)	(4)	23	—	23
Dividends declared	—	—	—	—	—	—	(313)	(313)
Effect of share-based compensation including issuance of common shares	44	(1)	—	—	—	—	—	43
Shares issued for dividend reinvestment plan	14	—	—	—	—	—	—	14
Balance — March 31, 2015	$1,690	$233	$661	$(130)	$(5)	$526	$6,480	$8,929

(1)	All equity transactions were attributable to common shareholders.

(See Notes to the Condensed Consolidated Financial Statements)

4	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$74	$91
Receivables	701	640
Inventories (Note 6)	751	749
Prepaid expenses and other current assets	78	73
	1,604	1,553
Non-current assets
Property, plant and equipment	13,186	13,212
Investments in equity-accounted investees	1,260	1,243
Available-for-sale investments	985	984
Other assets	287	285
Intangible assets	188	192
Total Assets	$17,510	$17,469
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$853	$517
Payables and accrued charges	914	1,146
Current portion of derivative instrument liabilities	78	84
	1,845	1,747
Non-current liabilities
Long-term debt	3,711	3,710
Derivative instrument liabilities	98	109
Deferred income tax liabilities	2,449	2,438
Pension and other post-retirement benefit liabilities	447	431
Asset retirement obligations and accrued environmental costs	600	574
Other non-current liabilities and deferred credits	74	78
Total Liabilities	9,224	9,087
Shareholders’ Equity
Share capital (Note 7)	1,782	1,747
Contributed surplus	223	230
Accumulated other comprehensive loss	(39)	(50)
Retained earnings	6,320	6,455
Total Shareholders’ Equity	8,286	8,382
Total Liabilities and Shareholders’ Equity	$17,510	$17,469

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	5

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016

Unaudited	In millions of US dollars except as otherwise noted

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. These unaudited interim condensed consolidated financial statements are based on International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies and methods of computation used in preparing these unaudited interim condensed consolidated financial statements are consistent with those used in the preparation of the company’s 2015 annual consolidated financial statements.

These unaudited interim condensed consolidated financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the company’s 2015 annual consolidated financial statements. In management’s opinion, the unaudited interim condensed consolidated financial statements include all adjustments necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for any other interim period or the fiscal year.

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on May 3, 2016.

Standards, Amendments and Interpretations Effective and Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied by the company.

Standard	Description	Impact
Amendments to IAS 1, Presentation of Financial Statements	Issued to improve the effectiveness of presentation and disclosure in financial reports, with the objective of reducing immaterial note disclosures.	Adopted prospectively effective January 1, 2016 with no change to the company’s interim condensed consolidated financial statements. Immaterial disclosures are expected to be removed from the company’s annual consolidated financial statements.
Amendments to IAS 16, Property, Plant and Equipment and IAS 38, Intangible Assets	Issued to clarify acceptable methods of depreciation and amortization.	Adopted prospectively effective January 1, 2016 with no change to the company’s consolidated financial statements.
Amendments to IFRS 11, Joint Arrangements	Issued to provide additional guidance on accounting for the acquisition of an interest in a joint operation.	Adopted prospectively effective January 1, 2016 with no change to the company’s consolidated financial statements.

Standards, Amendments and Interpretations Not Yet Effective and Not Applied

The “IASB” and “IFRIC” have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at March 31, 2016. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Expected Impact	Effective Date (1)
Amendments to IAS 7, Statement of Cash Flows	Issued to require a reconciliation of the opening and closing liabilities that form part of an entity’s financing activities, including both changes arising from cash flows and non-cash changes.	The company is reviewing the standard to determine the potential impact.	January 1, 2017, applied prospectively.

6	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Standard	Description	Expected Impact	Effective Date (1)
Amendments to IAS 12, Income Taxes	Issued to clarify the requirements on recognition of deferred tax assets for unrealized losses on debt instruments measured at fair value.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2017, applied retrospectively with certain practical expedients available.
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively, and to enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain practical expedients available.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.
IFRS 16, Leases	Issued to supersede IAS 17, IFRIC 4, SIC-15 and SIC-27, providing the principles for the recognition, measurement, presentation and disclosure of leases. Lessees would be required to recognize assets and liabilities for the rights and obligations created by leases. Lessors would continue to classify leases using a similar approach to that of the superseded standards but with enhanced disclosure to improve information about a lessor’s risk exposure, particularly to residual value risk.	The company is reviewing the standard to determine the potential impact.	January 1, 2019, applied retrospectively with certain practical expedients available.

(1)	Effective date for annual periods beginning on or after the stated date.

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

	Three Months Ended March 31, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$381	$428	$400	$—	$1,209
Freight, transportation and distribution — third party	(59)	(33)	(41)	—	(133)
Net sales — third party	322	395	359	—
Cost of goods sold — third party	(234)	(298)	(310)	—	(842)
Margin (cost) on inter-segment sales (1)	—	10	(10)	—	—
Gross margin	88	107	39	—	234
Depreciation and amortization	(48)	(54)	(57)	(8)	(167)
Termination benefit costs	(32)	—	—	—	(32)
Impairment of property, plant and equipment	—	—	(27)	—	(27)
Assets	9,865	2,520	2,360	2,765	17,510
Cash outflows for additions to property, plant and equipment	91	69	43	43	246

(1)	Inter-segment net sales were $17.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	7

	Three Months Ended March 31, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$738	$482	$445	$—	$1,665
Freight, transportation and distribution — third party	(64)	(23)	(41)	—	(128)
Net sales — third party	674	459	404	—
Cost of goods sold — third party	(246)	(290)	(334)	—	(870)
Margin (cost) on inter-segment sales (1)	—	12	(12)	—	—
Gross margin	428	181	58	—	667
Depreciation and amortization	(58)	(46)	(64)	(4)	(172)
Assets	9,668	2,369	2,395	3,334	17,766
Cash outflows for additions to property, plant and equipment	111	60	36	21	228

(1)	Inter-segment net sales were $18.

3. Other (Expenses) Income

	Three Months Ended March 31
	2016	2015
Foreign exchange (loss) gain	$(17)	$15
Other income (expenses)	7	(4)
	$(10)	$11

4. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended March 31
	2016	2015
Income tax expense	$32	$140
Actual effective tax rate on ordinary earnings	26%	27%
Actual effective tax rate including discrete items	30%	27%
Discrete tax adjustments that impacted the tax rate	$4	$3

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	March 31, 2016	December 31, 2015
Current income tax assets
Current	Receivables	$58	$60
Non-current	Other assets	68	66
Deferred income tax assets	Other assets	10	10
Total income tax assets		$136	$136
Current income tax liabilities
Current	Payables and accrued charges	$(21)	$(14)
Non-current	Other non-current liabilities and deferred credits	(70)	(74)
Deferred income tax liabilities	Deferred income tax liabilities	(2,449)	(2,438)
Total income tax liabilities		$(2,540)	$(2,526)

8	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

5. Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2016	2015
Reconciliation of cash provided by operating activities
Net income	$75	$370
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	167	172
Impairment of property, plant and equipment	27	—
Share-based compensation	2	15
Net undistributed earnings of equity-accounted investees	(17)	(35)
Provision for deferred income tax	6	25
Pension and other post-retirement benefits	15	5
Asset retirement obligations and accrued environmental costs	16	(13)
Other long-term liabilities and miscellaneous	(10)	12
Subtotal of adjustments	206	181
Changes in non-cash operating working capital
Receivables	(41)	56
Inventories	8	(62)
Prepaid expenses and other current assets	(2)	(8)
Payables and accrued charges	(58)	(16)
Subtotal of changes in non-cash operating working capital	(93)	(30)
Cash provided by operating activities	188	521
Supplemental cash flow disclosure
Interest paid	$29	$38
Income taxes paid	$11	$42

6. Inventories

	March 31, 2016	December 31, 2015
Finished products	$303	$302
Intermediate products	124	125
Raw materials	87	94
Materials and supplies	237	228
	$751	$749

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

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2015	836,540,151	$1,747
Issued under option plans	1,960,150	28
Issued for dividend reinvestment plan	423,337	7
Balance — March 31, 2016	838,923,638	$1,782

Dividends Declared

During the three months ended March 31, 2016, the company declared dividends per share of $0.25 (2015 — $0.38).

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	9

8. Financial Instruments

Fair Value

Estimated fair values for financial instruments are designed to approximate amounts for which the instruments could be exchanged in a current arm’s-length transaction between knowledgeable willing parties. The valuation policies and procedures for financial reporting purposes are determined by the company’s finance department.

Financial instruments included in the unaudited interim condensed consolidated statements of financial position are measured either at fair value or amortized cost. The tables below explain the valuation methods used to determine the fair value of each financial instrument and its associated level in the fair value hierarchy.

Financial Instruments Measured at Fair Value	Fair Value Method
Cash and cash equivalents	Assumed to approximate carrying value due to their short-term nature.
Available-for-sale investments	Based on the closing bid price of the common shares (Level 1) as at the statements of financial position dates.
Foreign currency derivatives not traded in an active market	Determined using quoted forward exchange rates (Level 2) as at the statements of financial position dates.
Natural gas swaps not traded in an active market	Based on a discounted cash flow model. The inputs used in the model included contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity risk, the company’s own credit risk (related to instruments in a liability position) and counterparty credit risk (related to instruments in an asset position). Futures contract prices used as inputs in the model were supported by prices quoted in an active market and therefore categorized in Level 2. Prior to December 31, 2015, certain contract prices used as inputs in the model were not based on observable market data and therefore categorized in Level 3.
Natural gas futures	Based on closing prices provided by the exchange (NYMEX) (Level 1) as at the statements of financial position dates.

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Assumed to approximate carrying value due to their short-term nature.
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Assumed to approximate carrying value.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	March 31, 2016		December 31, 2015
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$3,750	$4,008	$3,750	$3,912

10	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1,2)	Significant Unobservable Inputs (Level 3) (2)
March 31, 2016
Derivative instrument assets
Natural gas derivatives	$8	$—	$8	$—
Foreign currency derivatives	3	—	3	—
Available-for-sale investments (3)	985	985	—	—
Derivative instrument liabilities
Natural gas derivatives	(176)	—	(176)	—
December 31, 2015
Derivative instrument assets
Natural gas derivatives	$9	$—	$9	$—
Available-for-sale investments (3)	984	984	—	—
Derivative instrument liabilities
Natural gas derivatives	(190)	—	(190)	—
Foreign currency derivatives	(3)	—	(3)	—

(1)	During the three months ended March 31, 2016 and twelve months ended December 31, 2015, there were no transfers between Level 1 and Level 2.
(2)

During the three months ended March 31, 2016, there were no transfers into or out of Level 3. During the twelve months ended December 31, 2015, there were no transfers into Level 3 and $120 of losses was transferred out of Level 3 into Level 2 as the company’s valuation technique used a significant portion of observable inputs. The company’s policy is to recognize transfers at the end of the reporting period.

(3)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and other.

9. Seasonality

The company’s sales of fertilizer can be seasonal. Typically, fertilizer sales are highest in the second quarter of the year, due to the Northern Hemisphere’s spring planting season. However, planting conditions and the timing of customer purchases will vary each year, and fertilizer sales can be expected to shift from one quarter to another. Feed and industrial sales are more evenly distributed throughout the year.

10. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), a potash export, sales and marketing company owned in equal shares by PCS and two other Canadian potash producers, which markets Canadian potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through March 31, 2016, there were no such operating losses or other liabilities.

Mining Risk

The risk of underground water inflows, as with most other underground risks, is currently not insured.

Legal and Other Matters

The company is engaged in ongoing site assessment and/or remediation activities at a number of facilities and sites, and anticipated costs associated with these matters are added to accrued environmental costs in the manner previously described in Note 22 to the company’s 2015 annual consolidated financial statements. This includes matters related to investigation of potential brine migration at certain of the potash sites. The following environmental site assessment and/or remediation matters have uncertainties that may not be fully reflected in the amounts accrued for those matters:

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

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	11

reimburse the USEPA’s costs for overseeing that work. PCS Nitrogen is currently performing the work required by the USEPA order. The USEPA also has requested reimbursement of $4 of previously incurred response costs. The ultimate amount of liability for PCS Nitrogen depends upon, among other factors, the final outcome of litigation to impose liability on additional parties, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•

PCS Phosphate Company, Inc. (“PCS Phosphate”) has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Transformer Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007. In September 2013, PCS Phosphate and other parties entered into an Administrative Order on Consent with the USEPA, pursuant to which a supplemental remedial investigation and focused feasibility study will be performed on the portion of the Site that was subject to the removal action. The response actions are nearly complete. The completed and anticipated remaining work on the Site is estimated to cost a total of $80. PCS Phosphate is a party to ongoing Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) contribution and cost-recovery litigation for the recovery of costs of the removal activities. The USEPA has also issued an order to a number of entities requiring remediation downstream of the area subject to the removal action (“Operable Unit 1”). PCS Phosphate did not receive this order. At this time, the company is unable to evaluate the extent of any exposure that it may have for the matters addressed in the CERCLA litigation or for Operable Unit 1.

•

In 1996, PCS Nitrogen Fertilizer, L.P. (“PCS Nitrogen Fertilizer”), then known as Arcadian Fertilizer, L.P., entered into a Consent Order (the “Order”) with the Georgia Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s acquisition of real property in Augusta, Georgia. Under the Order, PCS Nitrogen Fertilizer is required to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by GEPD. PCS Nitrogen Fertilizer is implementing the approved interim corrective measures, which may be modified by PCS Nitrogen Fertilizer from time to time, but it is unable to estimate with reasonable certainty the total cost of its correction action obligations under the Order at this time.

Based on current information and except for the uncertainties described in the preceding paragraphs, the company does not believe that its future obligations with respect to these facilities and sites are reasonably likely to have a material adverse effect on its consolidated financial position or results of operations.

Other legal matters with significant uncertainties include the following:

Nitrogen and phosphate

•

The USEPA has an ongoing initiative to evaluate implementation within the phosphate industry of a particular exemption for mineral processing wastes under the hazardous waste program. In connection with this industry-wide initiative, the USEPA conducted inspections at numerous phosphate operations and notified the company of alleged violations of the US Resource Conservation and Recovery Act (“RCRA”) at its plants in Aurora, North Carolina; Geismar, Louisiana; and White Springs, Florida. The company has entered into RCRA 3013 Administrative Orders on Consent and has performed certain site assessment activities at all of these plants. At this time, the company does not know the scope of action, if any, that may be required. As to the alleged RCRA violations, the company continues to participate in settlement discussions with the USEPA but is uncertain if any resolution will be possible without litigation, or, if litigation occurs, what the outcome would be. The company routinely monitors public information about the impacts of the initiative on other industry members, and it regularly considers this information in establishing the appropriate asset retirement obligations and accruals.

General

•

The countries where we operate are parties to the Paris Agreement adopted in December 2015 pursuant to the United Nations Framework Convention on Climate Change. Each country that is a party to the Paris Agreement submitted an Intended Nationally Determined Contribution (“INDC”) toward the control of greenhouse gas emissions. The impacts of these INDCs on the company’s operations cannot be determined with any certainty at this time. Prior to the adoption of the Paris Agreement, the USEPA adopted several rules to control such emissions using authority under existing environmental laws. In Saskatchewan, provincial regulations pursuant to the Management and Reduction of Greenhouse Gases Act, which impose a type of carbon tax to achieve a goal of a 20 percent reduction in greenhouse gas emissions by 2020 compared to 2006 levels, may become effective in 2016. None of these regulations has resulted in material limitations on greenhouse gas emissions at the company’s facilities. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

12	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

•

In August 2015, the USEPA finalized hazardous air pollutant emission standards for phosphoric acid manufacturing and phosphate fertilizer production (“Final Rule”). The Final Rule includes certain new requirements for monitoring and emissions that are infeasible for the company to satisfy in a timely manner. As a result, in October 2015, the company filed a petition for reconsideration of certain aspects of the Final Rule with the USEPA and a petition for review of the Final Rule with the US Court of Appeals for the District of Columbia Circuit. The USEPA granted the petition for reconsideration and the petition for review is being held in abeyance pending the outcome of the USEPA proceeding, for which there is not a definite time frame for resolution. The company is participating in discussions with the USEPA to resolve the petition but whether future revisions to the rule will be made is uncertain. Our Aurora facility is evaluating its ability to comply continuously with new emission limits that were established by the Final Rule. The facility has communicated with the relevant agencies about this issue and is in the process of developing a compliance strategy, the costs of which cannot be estimated with any certainty at this time.

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

The company owns facilities that have been either permanently or indefinitely shut down. It expects to incur nominal annual expenditures for site security and other maintenance costs at certain of these facilities. Should the facilities be dismantled, certain other shutdown-related costs may be incurred. Such costs are not expected to have a material adverse effect on the company’s consolidated financial statements and would be recognized and recorded in the period in which they are incurred.

11. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended March 31, 2016 were $179 (2015 — $355). At March 31, 2016, $155 (December 31, 2015 — $148) was owing from Canpotex.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in US dollars)

The following discussion and analysis is the responsibility of management and is as at May 3, 2016. The Board of Directors (Board) carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

PotashCorp and Our Business Environment

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer company by capacity, producing the three primary crop nutrients: potash (K), nitrogen (N) and phosphate (P). Our Canadian potash operations — the primary focus and namesake of our company — represent one-fifth of global capacity. To enhance our global footprint, we also have investments in four potash-related businesses in South America, the Middle East and Asia. We complement our potash assets with focused positions in nitrogen and phosphate.

A detailed description of our markets and customers can be found on pages 51 and 52 (potash), 61 and 62 (nitrogen) and 69 and 70 (phosphate) in our 2015 Annual Integrated Report (2015 AIR).

How We Approach Governance

We believe strong governance creates the environment for a successful company, and effective governance begins at the top. Our Board provides guidance and oversight, while management defines and executes strategy and simultaneously manages risk.

Success at the Board and management level at PotashCorp involves setting the right program priorities, having the appropriate team members in place, evaluating ourselves, continuing our education and communicating with our stakeholders. Grounded by our objective of creating superior shareholder value, our Board and management team consider the interdependence between strategy and risk to inform how to best position the company to achieve sustainable growth.

There have been no significant changes to how we approach governance from that described in our 2015 AIR (see pages 14 to 19 in our 2015 AIR).

How We Approach Strategy

Our Value Model, outlined on page 9 in our 2015 AIR, informs the strategies we put in place to affect value creation over time.

We believe strong financial health and performance are the cornerstones of PotashCorp. They reward our shareholders while allowing us to fulfill our broader social and environmental responsibilities. Our long-term objective is to create superior shareholder value by: growing earnings and cash flow while minimizing volatility; protecting and enhancing a premium valuation multiple; and maintaining the trust and support of our stakeholders.

Our strategy is to prioritize earnings growth and investment opportunities in potash, while complementing our business with other best-in-class assets. Our strategic priorities, depicted below and described in further detail, along with key target metrics, on pages 23 to 25 in our 2015 AIR did not change during the first quarter of 2016.

14	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

How We Approach Risk

In our 2015 AIR, we provide an overview of our approach to risk (page 27), explain how we use a risk management-ranking methodology to assess the key risks specific to our company (page 28) and provide a description of, management approach to and any significant developments for each key risk (pages 29 to 33).

Our risk-ranking matrix, in terms of residual severity of consequence and likelihood, is displayed below.

Key risks with rankings unchanged from our 2015 AIR were as follows:

Risk	Risk Ranking	Associated Strategies (1)	Risk	Risk Ranking	Associated Strategies (1)
Global potash demand	B		Sustaining growth opportunities	C
Competitive supply	B		Trinidad natural gas supply	C
Offshore potash sales and distribution	B		Cyber security	C
Safety, health, environment and security	C		Realization of asset values	D
Extreme loss	C		Transportation and distribution infrastructure	D
International operations and non-operated assets	C

Key risk with ranking that has changed since our 2015 AIR was as follows:

Risk	Risk Ranking	Associated Strategies (1)	Developments
Operating capability	D		The overall risk ranking has decreased from C to D. We have reduced the likelihood of this risk given the expected completion of our Rocanville capacity expansion later this year.

(1)	Brighter sections indicate the strategic priority (described on page 14 of this Form 10-Q) impacted by the risk. Faded sections mean the strategic priority is not significantly affected by the risk.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	15

Key Performance Drivers — Performance Compared to Targets

Through our integrated value model, we set, evaluate and refine our targets to drive improvements that benefit all those impacted by our business. We demonstrate our accountability by tracking and reporting our performance against targets related to each strategic priority set out on pages 40 to 47 in our 2015 AIR. A summary of our progress against selected strategic priorities and representative annual targets is set out below.

Strategic Priority	Representative 2016 Annual Target	Performance to March 31, 2016
Portfolio & Return Optimization	Exceed total shareholder return (TSR) performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s TSR was 2 percent in the first three months of 2016 compared to our sector’s weighted average return (based on market capitalization (1)) of -8 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 1 percent.
Operational Excellence	Achieve 96 percent operating rate for all US nitrogen plants and 88 percent in Trinidad.	Our ammonia operating rate was 90 percent in the US and 83 percent in Trinidad in the first quarter of 2016.
People Development	Maintain an annual employee turnover rate of 5 percent or less (excluding retirements and workforce changes related to suspension of Picadilly potash operations).	Employee turnover rate (excluding retirements and workforce changes related to Picadilly) on an annualized basis for the first three months of 2016 was 3 percent.
Safety & Health Excellence	Achieve zero life-altering injuries at our sites.	There were no life-altering injuries at our sites during the first three months of 2016.
	Reduce total site recordable injury rate to 0.85 (or lower) and total lost-time injury rate to 0.09 (or lower).	During the first three months of 2016, total site recordable injury rate was 1.15 and total lost-time injury rate was 0.20.
Environmental Excellence	By 2018, reduce total reportable incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	Annualized total reportable incidents were up 50 percent during the first three months of 2016 compared to 2014 annual levels. Compared to the first three months of 2015, total reportable incidents were up 80 percent.

(1)	TSRs are based on the currencies of the primary exchanges in which the relevant shares are traded.

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

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, this Form 10-Q should be read carefully, together with our 2015 AIR.

Earnings Guidance — First Quarter 2016

	Company Guidance	Actual Results
Earnings per share	$0.10 — $0.20	$0.09

16	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Overview of Actual Results

	Three Months Ended March 31
Dollars (millions), except per-share amounts	2016	2015	Change	% Change
Sales	$1,209	$1,665	$(456)	(27)
Gross margin	234	667	(433)	(65)
Operating income	159	559	(400)	(72)
Net income	75	370	(295)	(80)
Net income per share — diluted	0.09	0.44	(0.35)	(80)
Other comprehensive income	11	23	(12)	(52)

Earnings in the first quarter of 2016 were lower than the first quarter of 2015 due to lower gross margin in potash, nitrogen and phosphate. Earnings were positively impacted by decreased income taxes and provincial mining and other taxes.

The absence of new contracts in China, limited demand from India and cautious buying patterns in spot markets reduced global potash deliveries in the first quarter. This weaker demand environment, combined with increased competitive pressures, pushed spot prices lower — most notably in North America — although they stabilized late in the quarter as signs of strengthening demand began to emerge ahead of the key application season.

Lower global energy costs and new nitrogen capacity pressured prices for all nitrogen products, keeping them below those realized in first-quarter 2015, although urea and UAN prices displayed seasonal strength in the US as buyers prepared for the spring planting season.

Global phosphate markets remained muted in the first quarter of 2016 as elevated inventories in India and cautious buying in Brazil led to weaker shipments than those in first-quarter 2015. Tighter supply for feed, industrial and liquid fertilizer products supported more stable demand and prices relative to solid fertilizers.

Other comprehensive income for the first quarter of 2016 was primarily impacted by an increase in the fair value of our investment in Israel Chemicals Ltd. (ICL) and reclassification to income of net losses on natural gas hedging derivatives more than offsetting a decrease in the fair value of our investment in Sinofert Holdings Limited (Sinofert). Other comprehensive income for the first quarter of 2015 mainly resulted from an increase in the fair value of our investment in Sinofert, partially offset by a decrease in the fair value of our investment in ICL and net fair value losses on natural gas hedging derivatives.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	17

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

Potash Performance

Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
North America	$138	$279	(51)	778	800	(3)	$178	$349	(49)
Offshore	180	388	(54)	1,005	1,549	(35)	$179	$250	(28)
	318	667	(52)	1,783	2,349	(24)	$178	$284	(37)
Cost of goods sold	(229)	(237)	(3)				$(128)	$(101)	27
Gross margin	89	430	(79)				$50	$183	(73)
Other miscellaneous and purchased product gross margin (2)	(1)	(2)	(50)
Gross Margin	$88	$428	(79)				$49	$182	(73)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $4 million (2015 — $7 million) less cost of goods sold of $5 million (2015 — $9 million).

18	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Potash gross margin variance was attributable to:

	Three Months Ended March 31 2016 vs. 2015
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$(13)	$(133)	$(31)	$(177)
Offshore	(96)	(72)	4	(164)
Change in market mix	(17)	17	—	—
Total manufactured product	$(126)	$(188)	$(27)	$(341)
Other miscellaneous and purchased product				1
Total				$(340)

Sales to major offshore markets were as follows:

	Three Months Ended March 31
	By Canpotex (1)			From New Brunswick
	Percentage of Sales Volumes			Percentage of Sales Volumes
	2016	2015	% Change	2016 (3)	2015	% Change
Other Asian markets (2)	49	47	4		—	—
Latin America	28	21	33		100	—
China	11	12	(8)		—	—
India	4	11	(64)		—	—
Other markets	8	9	(11)		—	—
	100	100			100

(1)	Canpotex Limited (Canpotex).
(2)	All Asian markets except China and India.
(3)	Our international customers historically served by New Brunswick are now served through Canpotex.

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i A weaker demand environment, combined with increased competitive pressures, pushed spot prices lower.	i Offshore volumes were down largely due to weaker deliveries to contract markets.	i Costs were higher due to the indefinite suspension of potash operations at Picadilly.
h The Canadian dollar weakened relative to the US dollar, decreasing cost of goods sold.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	19

Non-Financial Performance

		Three Months Ended March 31
		2016	2015	% Change
Production	KCl tonnes produced (thousands)	2,230	2,612	(15)
Safety	Total site recordable injury rate	1.85	1.41	31
	Total lost-time injury rate	0.23	0.20	15
Employee	Employee turnover rate (annualized)	3.3%	3.8%	(13)
Environmental	Environmental incidents	3	1	200
	Waste (million tonnes)	4.5	5.3	(15)

The most significant contributors to the change in non-financial results quarter over quarter were as follows:

Production	Production was down due to the suspension of our Picadilly potash operations (no production in 2016) and decreased production at Allan and Lanigan. Shutdown weeks were higher in 2016 (seven weeks compared to none in 2015), which was primarily a result of our strategy to match production with demand.
Safety	There were 16 recordable injuries and two lost-time injuries in 2016 compared to 14 recordable injuries and two lost-time injuries in 2015. Combined with fewer hours worked in 2016, the total site recordable injury rate and total lost-time injury rate increased.
Environmental

In 2016, we had three environmental incidents, consisting of one potash spill, one brine spill and one water release with high suspended solids. In 2015, we had one environmental incident related to a minor propane gas release.

Waste, as defined in our 2015 AIR, decreased quarter over quarter due to decreased mining activity.

Nitrogen Performance

Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product (2)
Net sales
Ammonia	$188	$228	(18)	601	489	23	$312	$466	(33)
Urea	86	97	(11)	306	252	21	$280	$386	(27)
Solutions, nitric acid, ammonium nitrate	133	134	(1)	757	568	33	$176	$235	(25)
	407	459	(11)	1,664	1,309	27	$244	$351	(30)
Cost of goods sold	(304)	(282)	8				$(182)	$(215)	(15)
Gross margin	103	177	(42)				$62	$136	(54)
Other miscellaneous and purchased product gross margin (3)	4	4	—
Gross Margin	$107	$181	(41)				$64	$138	(54)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Includes inter-segment ammonia sales, comprised of: net sales $17 million, cost of goods sold $7 million and 40,000 sales tonnes (2015 — net sales $18 million, cost of goods sold $6 million and 33,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
(3)	Comprised of third-party and inter-segment sales, including: third-party net sales $5 million less cost of goods sold $1 million (2015 — net sales $18 million less cost of goods sold $14 million) and inter-segment net sales $NIL less cost of goods sold $NIL (2015 — net sales $NIL less cost of goods sold $NIL). Inter-segment profits are eliminated on consolidation.

20	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance was attributable to:

	Three Months Ended March 31 2016 vs. 2015
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$21	$(92)	$35	$(36)
Urea	8	(32)	5	(19)
Solutions, nitric acid, ammonium nitrate	23	(50)	12	(15)
Hedge	—	—	(4)	(4)
Change in product mix	2	(2)	—	—
Total manufactured product	$54	$(176)	$48	(74)
Other miscellaneous and purchased product				—
Total				$(74)

	Three Months Ended March 31
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2016	2015	2016	2015
Fertilizer	666	388	$232	$342
Industrial and Feed	998	921	$253	$354
	1,664	1,309	$244	$351

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices	Sales Volumes	Cost of Goods Sold
i Our average realized price declined as lower global energy costs and new nitrogen capacity pressured prices for all nitrogen products.	h Sales volumes were up due to strong demand and increased availability of production at our recently expanded Lima facility.

h   Average costs, including our hedge position, for natural gas used as feedstock in production decreased 33 percent. Costs for natural gas used as feedstock in Trinidad production fell 39 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas decreased 27 percent. Including losses on our hedge position, our US gas prices fell 23 percent.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	21

Non-Financial Performance

		Three Months Ended March 31
		2016	2015	% Change
Production	N tonnes produced (thousands)	771	792	(3)
	Ammonia operating rate	86%	91%	(5)
Safety	Total site recordable injury rate	0.82	0.14	486
	Total lost-time injury rate	0.27	—	n/m
Employee	Employee turnover rate (annualized)	1.4%	4.3%	(67)
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.0	2.1	(5)
	Environmental incidents	3	2	50
n/m	= not meaningful

The most significant contributors to the change in non-financial results quarter over quarter were as follows:

Safety	There were six recordable injuries in 2016 compared to one in 2015. In 2016 there were two lost-time injuries. There were no lost-time injuries in the same period in 2015.
Employee	Employee turnover fell as departures decreased to three in 2016 compared to nine in 2015.
Environmental	In 2016, we had three environmental incidents, consisting of one ammonia gas release, one fluoride air permit exceedance and one urea solution spill. In 2015, we had two environmental incidents, consisting of an anhydrous ammonia release and a solution release.

22	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Phosphate Performance

Financial Performance

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
Fertilizer	$191	$194	(2)	437	371	18	$436	$524	(17)
Feed and Industrial	167	179	(7)	280	280	—	$596	$640	(7)
	358	373	(4)	717	651	10	$499	$574	(13)
Cost of goods sold	(320)	(317)	1				$(446)	$(487)	(8)
Gross margin	38	56	(32)				$53	$87	(39)
Other miscellaneous and purchased product gross margin (2)	1	2	(50)
Gross Margin	$39	$58	(33)				$54	$89	(39)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $1 million (2015 – $31 million) less cost of goods sold of $NIL million (2015 – $29 million).

Phosphate gross margin variance was attributable to:

	Three Months Ended March 31 2016 vs. 2015
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$13	$(38)	$27	$2
Feed and Industrial	5	(15)	(10)	(20)
Change in product mix	—	(1)	1	—
Total manufactured product	$18	$(54)	$18	(18)
Other miscellaneous and purchased product				(1)
Total				$(19)

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Net Sales Prices			Sales Volumes	Cost of Goods Sold
i	Our average realized price was down as weaker demand weighed on prices, most notably for solid fertilizers.	h	Sales volumes were up due primarily to fewer production constraints in 2016 compared to 2015.	h	Cost of goods sold were lower due to the initial realization of efficiency and procurement initiatives started in the second half of 2015; reduced ammonia costs (13 percent) and lower sulfur costs (28 percent).
				i	An impairment of property, plant and equipment related to a product that the company will no longer produce resulted in a negative cost of goods sold variance in feed and industrial.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	23

Non-Financial Performance

		Three Months Ended March 31
		2016	2015	% Change
Production	P2O5 tonnes produced (thousands)	411	366	12
	P2O5 operating rate	86%	62%	39
Safety	Life-altering injuries	—	1	(100)
	Total site recordable injury rate	0.83	1.15	(28)
	Total lost-time injury rate	0.14	0.14	—
Employee	Employee turnover rate (annualized)	2.6%	3.8%	(32)
Environmental	Environmental incidents	2	2	—
	Water consumption (m3 per tonne of product)	25	27	(7)

The most significant contributors to the change in non-financial results quarter over quarter were as follows:

Safety	In 2016, there were six recordable injuries compared to eight in 2015, resulting in a lower total site recordable injury rate.
Employee	Employee turnover fell as departures decreased to nine in 2016 compared to 13 in 2015.

24	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Other Expenses and Income

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2016	2015	Change	% Change
Selling and administrative expenses	$(53)	$(60)	$7	(12)
Provincial mining and other taxes	(31)	(95)	64	(67)
Share of earnings of equity-accounted investees	19	36	(17)	(47)
Other (expenses) income	(10)	11	(21)	n/m
Finance costs	(52)	(49)	(3)	6
Income taxes	(32)	(140)	108	(77)

n/m	= not meaningful

The most significant contributors to the change in other expenses and income quarter over quarter were as follows:

Provincial Mining and Other Taxes	Provincial mining and other taxes decreased primarily due to weaker potash prices.
Finance Costs
Income Taxes	Income taxes decreased due to lower income before taxes. For the first three months of 2016, 83 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2015 – 67 percent) and 17 percent related to deferred income taxes (2015 – 33 percent). The increase in the current portion was due to different income weightings between jurisdictions.

	Effective Tax Rates and Discrete Items Dollars (millions), except percentage amounts
		Three Months Ended March 31
		2016	2015
	Actual effective tax rate on ordinary earnings	26%	27%
	Actual effective tax rate including discrete items	30%	27%
	Discrete tax adjustments that impacted the rate	$(4)	$(3)

Other Non-Financial Information

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2016	2015	Change	% Change
Taxes and royalties (1)	$78	$242	$ (164)	(68)

(1)	Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

The most significant contributors to the change in other non-financial information quarter over quarter were as follows:

Taxes and Royalties	Taxes and royalties decreased in the first quarter of 2016 compared to the same period in 2015 due to the decreases in current income taxes and provincial mining and other taxes (both described above).

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	25

Financial Condition Review

Statement of Financial Position Analysis

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities
h There were no significant changes.

h Short-term debt and current portion of long-term debt grew due to an increase in our outstanding commercial paper.

i Payables and accrued charges were lower mainly due to lower trade payables, a decrease in dividends payable and employee bonuses accrued at year-end being paid out during the quarter.

Equity
i Equity was mainly impacted by net income (discussed in more detail above) and dividends declared.

As at March 31, 2016, $58 million (December 31, 2015 – $61 million) of our cash and cash equivalents was held in certain foreign subsidiaries. There are no current plans to repatriate the funds at March 31, 2016 in a manner that results in tax consequences.

26	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on page 82 of our 2015 AIR summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases. The signing of ammonia vessel agreements in the first quarter of 2016 increased our operating leases in the contractual obligations and other commitments table referenced above as follows to March 31: 2017 – $12 million, 2018 – $21 million, 2019 – $26 million, 2020 – $26 million, 2021 – $26 million and thereafter – $139 million.

Capital Expenditures

Page 57 of our 2015 AIR outlines key potash construction projects and their expected total cost, as well as the impact of these projects on capacity expansion/debottlenecking and any expected remaining spending on each project still in progress. The most significant potash project (1) on which funds are expected to be spent in 2016, excluding capitalized interest, is outlined in the table below:

CDN Dollars (billions)	2016 Forecast	Total Forecast (2)	Started	Forecasted Completion (3)	Forecasted Remaining Spending (after 2016) (2)
Rocanville, Saskatchewan	$0.1	$3.1	2008	2016	Minimal

(1)	The expansion is discussed in the technical report for the project filed on SEDAR in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects.
(2)	Amounts are based on the most recent forecasts approved by the Board, and are subject to change based on project timelines and costs.
(3)	Includes construction completion, excluding ramp-up time.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing financing sources.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2016	2015	Change	% Change
Cash provided by operating activities	$188	$521	$(333)	(64)
Cash used in investing activities	(246)	(233)	(13)	6
Cash provided by (used in) financing activities	41	(286)	327	n/m
(Decrease) increase in cash and cash equivalents	$(17)	$2	$(19)	n/m

n/m	= not meaningful

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	27

The most significant contributors to the changes in cash flows quarter over quarter were as follows:

Cash Provided by Operating Activities

Cash provided by operating activities was impacted by:

•  Lower net income in 2016;

•  Cash outflows from receivables in the first quarter of 2016 compared to cash inflows in the first quarter of 2015; and

•  Cash inflows from inventories in the first quarter of 2016 compared to cash outflows in the first quarter of 2015.

Cash Used in Investing Activities	Cash used in investing activities was primarily for additions to property, plant and equipment in both periods.
Cash Provided by (Used in) Financing Activities	Cash provided by financing activities in 2016 was largely the result of proceeds from the issuance of commercial paper more than offsetting dividends paid. Cash used in financing activities in 2015 was mostly due to the repayment of commercial paper and dividends paid exceeding proceeds from senior notes.

We believe that internally generated cash flow, supplemented if and as necessary by available borrowings under our existing financing sources, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, exclusive of any possible acquisitions. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of liquidity.

28	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Capital Structure and Management

Principal Debt Instruments

We use a combination of cash generated from operations and short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes.

During the first quarter of 2016, the company extended its entire $3,500 million credit facility to May 31, 2020. There were no other significant changes to the nature of our outstanding commercial paper, credit facility, short-term line of credit and uncommitted letter of credit facility described on Page 85 in our 2015 AIR. As at March 31, 2016, interest rates on outstanding commercial paper ranged from 0.7 percent to 0.9 percent. (December 31, 2015 – 0.5 percent to 0.8 percent).

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, with which we must comply at each quarter-end. The covenants referenced on page 85 of our 2015 AIR remained consistent during the first quarter of 2016, with the exception of certain covenants for our credit facility. For our credit facility, the debt-to-capital ratio covenant was increased from 0.60 to 0.65 and the long-term debt-to-EBITDA covenant was removed. We were in compliance with all covenants as at March 31, 2016 and at this time anticipate being in compliance with such covenants through 2016.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at March 31
Dollars (millions), except ratio amounts	Limit		2016
Debt-to-capital ratio (for credit facility) (1)	≤	0.65	0.36
Debt-to-capital ratio (for line of credit) (1)	≤	0.60	0.36
Long-term debt-to-EBITDA ratio (for line of credit) (2)	≤	3.5	1.5
Debt of subsidiaries	<$	1,000	$4

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as substitutes for, nor superior to, measures of financial performance prepared in accordance with IFRS:

(1)	Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity).
(2)	Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Note 17 to the 2015 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 3.8.

Our ability to access reasonably priced debt in the capital markets is dependent, in part, on the quality of our credit ratings. We currently maintain investment-grade credit ratings for our long-term debt. A downgrade of the credit rating of our long-term debt would increase the interest rates applicable to borrowings under our credit facility and our line of credit.

Commercial paper markets are normally a source of same-day cash for the company. Our access to the US commercial paper market primarily depends on maintaining our current short-term credit ratings as well as general conditions in the money markets.

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Moody’s	A3 (negative)	A3 (negative)	P-2	P-2
Standard & Poor’s	BBB+ (stable) (2)	A- (stable)	A-2 (1)	A-2 (1)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.
(2)	Rating reflects April 12, 2016 rate change, previously reflected as A- (stable).

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of senior notes were issued under US shelf registration statements.

For the first three months of 2016, our weighted average cost of capital was 7.6 percent (2015 – 6.6 percent), of which 75 percent represented the cost of equity (2015 – 87 percent).

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	29

Outstanding Share Data

	March 31, 2016	December 31, 2015
Common shares issued and outstanding	838,923,638	836,540,151
Options to purchase common shares outstanding	17,103,425	19,153,275
Number of stock option plans	10	10

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are described on page 86 of our 2015 AIR. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 10 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to page 86 of our 2015 AIR for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” above and our 2015 AIR for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price and/or volume components.

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Financial Performance
Sales	$1,209	$1,354	$1,529	$1,731	$1,665	$1,902	$1,641	$1,892
Gross margin	234	386	505	711	667	746	589	747
Net income	75	201	282	417	370	407	317	472
Net income per share — basic (1)	0.09	0.24	0.34	0.50	0.45	0.49	0.38	0.56
Net income per share — diluted (1)	0.09	0.24	0.34	0.50	0.44	0.49	0.38	0.56
Non-Financial Performance
Total shareholder return percentage	2	(15)	(33)	(3)	(8)	3	(8)	6
Employee turnover percentage (annualized)	3	3	4	4	4	3	8	7
Total site recordable injury rate	1.15	0.97	1.29	0.85	0.92	0.66	1.32	1.27
Environmental incidents	9	8	6	5	5	5	8	6

(1)	Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter, including the dilutive number of shares assumed for the diluted earnings per share computation; therefore, as the number of shares varies each period, quarterly amounts may not add to the annual total.

Refer to Note 9 to the financial statements in this Form 10-Q for information pertaining to sales that can be seasonal.

Other Financial Information

Related Party Transactions

Refer to Note 11 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimate policies in the first three months of 2016.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board, and the committee reviewed the disclosures described in this Form 10-Q.

30	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Recent Accounting Changes

Refer to Note 1 to the financial statements in this Form 10-Q for information on issued accounting pronouncements that will be effective in future periods and were effective in 2016.

Outlook

Potash Market Outlook

We expect supportive crop economics and agronomic need to support strong potash consumption through the remainder of the year. Spring planting requirements and the anticipation of contract settlements are expected to increase shipments; however, given the slower start to 2016, we have lowered the upper end of our annual global potash shipment range and now estimate 59–61 million tonnes.

In North America, we anticipate that an increase in planted acres will support potash demand in 2016. Our full-year shipment estimate in this market is now expected in the range of 9.0–9.5 million tonnes, slightly lower than our previous estimate. With improved demand, the negative pricing trends of recent months appear to be abating.

In Latin America, favorable farmer economics are expected to support another year of consumption growth. Agronomic need and expectations of increased soybean acreage in the key planting season are expected to support demand of 10.8–11.3 million tonnes, slightly above 2015 levels.

Strong underlying consumption trends and new contracts are expected to support shipments to China in the range of 13.5–14.5 million tonnes for 2016, in line with our previous estimates but below 2015’s record levels.

In India, we expect an improved monsoon, declining inventories and the potential for lower farm retail prices will lead to new contracts and support shipments of 4.0–4.5 million tonnes. While weaker first-quarter deliveries have reduced our annual expectations for this market, they mark an increase from 2015’s levels.

In Other Asian markets, higher palm oil prices are expected to support demand of 8.7–9.0 million tonnes in 2016, above both our previous expectations and total shipments in 2015.

Financial Outlook

In response to weaker demand, we curtailed production and have lowered our expectations for 2016 potash sales volumes to a range of 8.3–8.8 million tonnes. The combination of lower volumes and weaker prices — reflecting the decline during the first quarter — has reduced expectations for our full-year potash gross margin, which is now forecast at $0.5–$0.7 billion. Similarly challenging market conditions have caused us to lower our combined nitrogen and phosphate gross margin guidance to a range of $0.6–$0.8 billion in 2016.

In response to weaker cash flow projections, we have reduced our full-year capital expenditures guidance and now anticipate a range of $0.7–$0.8 billion.

We now expect our provincial mining and other taxes will be in the range of 24–27 percent of potash gross margin (excluding New Brunswick severance costs) due to adjustments for the prior year’s potash production tax provision. Selling and administrative expenses are now forecast in the range of $235–$245 million. Due to the recent strength of the Canadian dollar, we have revised our full-year foreign exchange rate assumption to CDN$1.34 per US dollar.

As a result of the changes noted, we have lowered our full-year 2016 earnings guidance to $0.60–$0.80 per share. For the second quarter, we forecast a range of $0.15–$0.25 per share.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	31

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, those in the “Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995 and other US federal securities laws) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relates to future events or our future financial performance. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “forecast,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Quarterly Report on Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, unexpected developments with respect to any of the following: variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks and uncertainties related to any operating and workforce changes made in response to our industry and the markets we serve, including mine and inventory shutdowns; adverse or uncertain economic conditions and changes in credit and financial markets; economic and political uncertainty around the world; changes in capital markets; the results of sales contract negotiations; unexpected or adverse weather conditions; changes in currency and exchange rates; risks related to reputational loss; the occurrence of a major safety incident; inadequate insurance coverage for a significant liability; inability to obtain relevant permits for our operations; catastrophic events or malicious acts, including terrorism; certain complications that may arise in our mining process, including water inflows; risks and uncertainties related to our international operations and assets; our ownership of non-controlling equity interests in other companies; our prospects to reinvest capital in strategic opportunities and acquisitions; risks associated with natural gas and other hedging activities; security risks related to our information technology systems; imprecision in reserve estimates; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; changes in, and the effects of, government policies and regulations; earnings and the decisions of taxing authorities which could affect our effective tax rates; increases in the price or reduced availability of the raw materials that we use; our ability to attract, develop, engage and retain skilled employees; strikes or other forms of work stoppage or slowdowns; rates of return on, and the risks associated with, our investments and capital expenditures; timing and impact of capital expenditures; the impact of further innovation; adverse developments in new and pending legal proceedings or government investigations; and violations of our governance and compliance policies. Additional risks and uncertainties can be found in our Form 10-K for the fiscal year ended December 31, 2015 under the captions “Forward-Looking Statements” and “Item 1A — Risk Factors” and in our filings with the US Securities and Exchange Commission and the Canadian provincial securities commissions. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this Quarterly Report on Form 10-Q will occur or, if they do, of what impact they will have on our business, our performance, the results of our operations and our financial condition. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

32	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2015 AIR, pages 27 to 33.

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 19 and 25 to the 2015 audited annual consolidated financial statements and there were no significant changes as at March 31, 2016.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $982 million at March 31, 2016 (December 31, 2015 – $982 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $99 million, while a 10 percent decrease would reduce other comprehensive income by $93 million and an impairment of $6 million for our investment in Sinofert would be recognized in net income. At March 31, 2016, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, price decreases related to the company’s investment in Sinofert below the carrying amount at the impairment date of March 31, 2014 ($200 million) would represent an impairment and all other variables remain constant.

There were no substantial changes to the price sensitivities related to our natural gas derivatives reported in Note 25 to the 2015 audited annual consolidated financial statements.

As at March 31, 2016, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 61 million MMBtu (December 31, 2015 — swaps was a notional amount of 65 million MMBtu) with maturities in 2016 through 2022.

Foreign Exchange Risk

As at March 31, 2016, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $74 million (December 31, 2015 — $134 million) at an average exchange rate of 1.3548 (December 31, 2015 — 1.3553) per US dollar with maturities in 2016. There were no substantial changes to the foreign exchange sensitivities reported in Note 25 to the 2015 audited annual consolidated financial statements.

Interest Rate Risk

As at March 31, 2016, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of March 31, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2016, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	33

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

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

34	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015
10(j)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(k)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(l)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(m)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	35

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(n)	PCS Supplemental Retirement Plan for U.S Executives (As Amended and Restated and in Effect as of January 1, 2016)	10-K	12/31/2015
10(o)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(p)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(q)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(r)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(s)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(t)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006	10(dd)
10(u)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(v)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(w)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(x)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(y)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(z)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(dd)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(ee)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(ff)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(gg)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015
10(hh)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

36	PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

May 3, 2016	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

May 3, 2016	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2016 First Quarter Quarterly Report on Form 10-Q	37

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015
10(j)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(k)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(l)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(m)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(n)	PCS Supplemental Retirement Plan for U.S Executives (As Amended and Restated and in Effect as of January 1, 2016)	10-K	12/31/2015
10(o)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(p)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(q)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(r)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(s)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(t)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006	10(dd)
10(u)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(v)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(w)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(x)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(y)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(z)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(aa)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(dd)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(ee)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(ff)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(gg)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015
10(hh)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.