Form 10-Q
period 2016-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2016-08-03
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

  Yes  ☐    No  ☑

As at June 30, 2016, Potash Corporation of Saskatchewan Inc. had 839,432,689 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited			In millions of US dollars except as otherwise noted
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Sales (Note 2)	$1,053	$1,731	$2,262	$3,396
Freight, transportation and distribution	(118)	(124)	(251)	(252)
Cost of goods sold	(692)	(896)	(1,534)	(1,766)
Gross Margin	243	711	477	1,378
Selling and administrative expenses	(55)	(60)	(108)	(120)
Provincial mining and other taxes	(26)	(90)	(57)	(185)
Share of earnings of equity-accounted investees	30	35	49	71
Dividend income	16	31	16	31
Impairment of available-for-sale investment (Note 3)	(10)	—	(10)	—
Other income (expenses) (Note 4)	1	(8)	(9)	3
Operating Income	199	619	358	1,178
Finance costs	(54)	(50)	(106)	(99)
Income Before Income Taxes	145	569	252	1,079
Income taxes (Note 5)	(24)	(152)	(56)	(292)
Net Income	$121	$417	$196	$787
Net Income per Share
Basic	$0.14	$0.50	$0.23	$0.94
Diluted	$0.14	$0.50	$0.23	$0.94
Weighted Average Shares Outstanding
Basic	839,285,000	834,441,000	838,202,000	832,924,000
Diluted	839,786,000	837,746,000	839,028,000	837,399,000

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Comprehensive (Loss) Income

Unaudited			In millions of US dollars
	Three Months Ended June 30		Six Months Ended June 30
(Net of related income taxes)	2016	2015	2016	2015
Net Income	$121	$417	$196	$787
Other comprehensive (loss) income
Items that will not be reclassified to net income:
Net actuarial loss on defined benefit plans (1)	(103)	—	(103)	—
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments (2)
Net fair value (loss) gain during the period	(104)	21	(103)	59
Cash flow hedges
Net fair value gain (loss) during the period (3)	9	1	3	(21)
Reclassification to income of net loss (4)	13	15	28	26
Other	1	—	2	(4)
Other Comprehensive (Loss) Income	(184)	37	(173)	60
Comprehensive (Loss) Income	$(63)	$454	$23	$847

(1)	Net of income taxes of $60 (2015 — $NIL) for the three and six months ended June 30, 2016.
(2)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and other.
(3)	Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $(5) (2015 — $NIL) for the three months ended June 30, 2016 and $(2) (2015 — $12) for the six months ended June 30, 2016.
(4)	Net of income taxes of $(8) (2015 — $(8)) for the three months ended June 30, 2016 and $(16) (2015 — $(14)) for the six months ended June 30, 2016.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	2

Condensed Consolidated Statements of Cash Flow

Unaudited			In millions of US dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Operating Activities
Net income	$121	$417	$196	$787
Adjustments to reconcile net income to cash provided by operating activities (Note 6)	259	248	465	429
Changes in non-cash operating working capital (Note 6)	44	171	(49)	141
Cash provided by operating activities	424	836	612	1,357
Investing Activities
Additions to property, plant and equipment	(211)	(294)	(457)	(522)
Other assets and intangible assets	(9)	(10)	(9)	(15)
Cash used in investing activities	(220)	(304)	(466)	(537)
Financing Activities
Proceeds from long-term debt obligations	—	—	—	494
Finance costs on long-term debt obligations	(2)	—	(4)	—
Proceeds from (repayment of) short-term debt obligations	68	—	404	(536)
Dividends	(206)	(312)	(519)	(586)
Issuance of common shares	5	12	25	42
Cash used in financing activities	(135)	(300)	(94)	(586)
Increase in Cash and Cash Equivalents	69	232	52	234
Cash and Cash Equivalents, Beginning of Period	74	217	91	215
Cash and Cash Equivalents, End of Period	$143	$449	$143	$449
Cash and cash equivalents comprised of:
Cash	$31	$62	$31	$62
Short-term investments	112	387	112	387
	$143	$449	$143	$449

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars
			Accumulated Other Comprehensive (Loss) Income
	Share Capital	Contributed Surplus	Net unrealized gain (loss) on available-for- sale investments	Net (loss) gain on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity (1)
Balance — December 31, 2015	$1,747	$230	$77	$(117)	$—	(2)	$(10)	$(50)	$6,455	$8,382
Net income	—	—	—	—	—		—	—	196	196
Other comprehensive (loss) income	—	—	(103)	31	(103)		2	(173)	—	(173)
Dividends declared	—	—	—	—	—		—	—	(421)	(421)
Effect of share-based compensation including issuance of common shares	35	(5)	—	—	—		—	—	—	30
Shares issued for dividend reinvestment plan	10	—	—	—	—		—	—	—	10
Transfer of net actuarial loss on defined benefit plans	—	—	—	—	103		—	103	(103)	—
Balance — June 30, 2016	$1,792	$225	$(26)	$(86)	$—	(2)	$(8)	$(120)	$6,127	$8,024
Balance — December 31, 2014	$1,632	$234	$623	$(119)	$—	(2)	$(1)	$503	$6,423	$8,792
Net income	—	—	—	—	—		—	—	787	787
Other comprehensive income (loss)	—	—	59	5	—		(4)	60	—	60
Dividends declared	—	—	—	—	—		—	—	(635)	(635)
Effect of share-based compensation including issuance of common shares	56	1	—	—	—		—	—	—	57
Shares issued for dividend reinvestment plan	24	—	—	—	—		—	—	—	24
Balance — June 30, 2015	$1,712	$235	$682	$(114)	$—	(2)	$(5)	$563	$6,575	$9,085

(1)	All equity transactions were attributable to common shareholders.
(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	4

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$143	$91
Receivables	534	640
Inventories (Note 7)	805	749
Prepaid expenses and other current assets	68	73
	1,550	1,553
Non-current assets
Property, plant and equipment	13,245	13,212
Investments in equity-accounted investees	1,199	1,243
Available-for-sale investments (Note 3)	871	984
Other assets	276	285
Intangible assets	185	192
Total Assets	$17,326	$17,469
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$921	$517
Payables and accrued charges	819	1,146
Current portion of derivative instrument liabilities	62	84
	1,802	1,747
Non-current liabilities
Long-term debt	3,713	3,710
Derivative instrument liabilities	77	109
Deferred income tax liabilities	2,399	2,438
Pension and other post-retirement benefit liabilities (Note 8)	613	431
Asset retirement obligations and accrued environmental costs	623	574
Other non-current liabilities and deferred credits	75	78
Total Liabilities	9,302	9,087
Shareholders’ Equity
Share capital (Note 9)	1,792	1,747
Contributed surplus	225	230
Accumulated other comprehensive loss	(120)	(50)
Retained earnings	6,127	6,455
Total Shareholders’ Equity	8,024	8,382
Total Liabilities and Shareholders’ Equity	$17,326	$17,469

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2016

Unaudited	In millions of US dollars except as otherwise noted

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

These unaudited interim condensed consolidated financial statements were authorized by the audit committee of the Board of Directors for issue on August 3, 2016.

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

Standards, Amendments and Interpretations Not Yet Effective and Not Applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at June 30, 2016. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Expected Impact	Effective Date (1)
Amendments to IAS 7, Statement of Cash Flows	Issued to require a reconciliation of the opening and closing liabilities that form part of an entity’s financing activities, including both changes arising from cash flows and non-cash changes.	The company is reviewing the standard to determine the potential impact.	January 1, 2017, applied prospectively.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Expected Impact	Effective Date (1)
Amendments to IAS 12, Income Taxes	Issued to clarify the requirements on recognition of deferred tax assets for unrealized losses on debt instruments measured at fair value.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2017, applied retrospectively with certain practical expedients available.
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively, and to enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain practical expedients available.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.
Amendments to IFRS 2, Share-based Payment	Issued to provide clarification on the classification and measurement of share-based transactions. Specifically, accounting for cash-settled share-based transactions, share-based payment transactions with a net settlement feature and modifications of share-based payment transactions that change classification from cash-settled to equity settled.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, with the option of retrospective or prospective application.
IFRS 16, Leases	Issued to supersede IAS 17, IFRIC 4, SIC-15 and SIC-27, providing the principles for the recognition, measurement, presentation and disclosure of leases. Lessees would be required to recognize assets and liabilities for the rights and obligations created by leases. Lessors would continue to classify leases using a similar approach to that of the superseded standards but with enhanced disclosure to improve information about a lessor’s risk exposure, particularly to residual value risk.	The company is reviewing the standard to determine the potential impact.	January 1, 2019, applied retrospectively with certain practical expedients available.

(1)	Effective date for annual periods beginning on or after the stated date.

7	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

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

	Three Months Ended June 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$393	$383	$277	$—	$1,053
Freight, transportation and distribution — third party	(64)	(27)	(27)	—	(118)
Net sales — third party	329	356	250	—
Cost of goods sold — third party	(206)	(236)	(250)	—	(692)
Margin (cost) on inter-segment sales (1)	—	10	(10)	—	—
Gross margin	123	130	(10)	—	243
Depreciation and amortization	(52)	(52)	(55)	(9)	(168)
Share of Canpotex’s (2) Prince Rupert project exit costs	(33)	—	—	—	(33)
Assets	9,780	2,509	2,323	2,714	17,326
Cash outflows for additions to property, plant and equipment	74	65	45	27	211

(1)	Inter-segment net sales were $17.
(2)	Canpotex Limited (“Canpotex”).

	Three Months Ended June 30, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$748	$559	$424	$—	$1,731
Freight, transportation and distribution — third party	(59)	(27)	(38)	—	(124)
Net sales — third party	689	532	386	—
Cost of goods sold — third party	(272)	(323)	(301)	—	(896)
Margin (cost) on inter-segment sales (1)	—	13	(13)	—	—
Gross margin	417	222	72	—	711
Depreciation and amortization	(60)	(47)	(61)	(5)	(173)
Assets	9,621	2,478	2,353	3,601	18,053
Cash outflows for additions to property, plant and equipment	103	123	54	14	294
(1) Inter-segment net sales were $19.
	Six Months Ended June 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$774	$811	$677	$—	$2,262
Freight, transportation and distribution — third party	(123)	(60)	(68)	—	(251)
Net sales — third party	651	751	609	—
Cost of goods sold — third party	(440)	(534)	(560)	—	(1,534)
Margin (cost) on inter-segment sales (1)	—	20	(20)	—	—
Gross margin	211	237	29	—	477
Depreciation and amortization	(100)	(106)	(112)	(17)	(335)
Share of Canpotex’s Prince Rupert project exit costs	(33)	—	—	—	(33)
Termination benefit costs	(32)	—	—	—	(32)
Impairment of property, plant and equipment	—	—	(27)	—	(27)
Assets	9,780	2,509	2,323	2,714	17,326
Cash outflows for additions to property, plant and equipment	165	134	88	70	457

(1)	Inter-segment net sales were $34.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	8

	Six Months Ended June 30, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$1,486	$1,041	$869	$—	$3,396
Freight, transportation and distribution — third party	(123)	(50)	(79)	—	(252)
Net sales — third party	1,363	991	790	—
Cost of goods sold — third party	(518)	(613)	(635)	—	(1,766)
Margin (cost) on inter-segment sales (1)	—	25	(25)	—	—
Gross margin	845	403	130	—	1,378
Depreciation and amortization	(118)	(93)	(125)	(9)	(345)
Assets	9,621	2,478	2,353	3,601	18,053
Cash outflows for additions to property, plant and equipment	214	183	90	35	522

(1)	Inter-segment net sales were $37.

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

At June 30, 2016, the company assessed whether there was objective evidence that its investment in Israel Chemicals Ltd. (“ICL”) was impaired. The fair value of the investment, recorded in the condensed consolidated statements of financial position, was $678 compared to the cost of $704. Factors considered in assessing impairment included the length of time and extent to which fair value had been below cost, and current financial and market conditions specific to ICL. The company concluded that objective evidence of impairment did not exist as at June 30, 2016 and, as a result, the unrealized holding loss of $26 was included in accumulated OCI. Impairment will be assessed again in future reporting periods if the fair value is below cost. The fair value was determined through the market value of ICL shares on the Tel Aviv Stock Exchange.

During 2012, the company concluded its investment in Sinofert Holdings Limited (“Sinofert”) was impaired due to the significance by which fair value was below cost. During 2014, the company concluded its investment in Sinofert was further impaired due to the fair value declining below the carrying amount of $238 at the previous impairment date. As a result, impairment losses of $341 and $38 were recognized in net income during 2012 and 2014, respectively. At June 30, 2016, the company concluded its investment in Sinofert was further impaired due to the fair value declining below the carrying amount of $200 at the previous impairment date. As a result, an impairment loss of $10 was recognized in net income during the three and six months ended June 30, 2016. The fair value was determined through the market value of Sinofert shares on the Hong Kong Stock Exchange.

Changes in fair value, and related accounting, for the company’s investment in Sinofert since December 31, 2014 were as follows:

			Impact of Unrealized Loss on:
	Fair Value	Unrealized Loss	OCI and AOCI	Net Income and Retained Earnings
Balance — December 31, 2014	$252	$(327)	$52	$(379)
Increase in fair value	14	14	14	—
Balance — December 31, 2015	$266	$(313)	$66	$(379)
Decrease in fair value	(51)	(51)	(51)	—
Balance — March 31, 2016	$215	$(364)	$15	$(379)
Decrease in fair value and recognition of impairment	(25)	(25)	(15)	(10)
Balance — June 30, 2016	$190	$(389)	$—	$(389)

9	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

4. Other Income (Expenses)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Foreign exchange (loss) gain	$(2)	$(3)	$(19)	$12
Other income (expenses)	3	(5)	10	(9)
	$1	$(8)	$(9)	$3

5. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Income tax expense	$24	$152	$56	$292
Actual effective tax rate on ordinary earnings	17%	26%	21%	27%
Actual effective tax rate including discrete items	16%	27%	22%	27%
Discrete tax adjustments that impacted the tax rate	$(4)	$3	$—	$6

Significant items to note include the following:

•

The actual effective tax rate on ordinary earnings for the three and six months ended June 30, 2016 decreased compared to the same periods last year due to significantly lower earnings in higher tax jurisdictions.

•

In second-quarter 2016, a $10 discrete non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded. This increased the actual effective tax rate including discrete items for the three and six months ended June 30, 2016 by one percentage point.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	June 30, 2016	December 31, 2015
Current income tax assets
Current	Receivables	$45	$60
Non-current	Other assets	66	66
Deferred income tax assets	Other assets	14	10
Total income tax assets		$125	$136
Current income tax liabilities
Current	Payables and accrued charges	$(4)	$(14)
Non-current	Other non-current liabilities and deferred credits	(71)	(74)
Deferred income tax liabilities	Deferred income tax liabilities	(2,399)	(2,438)
Total income tax liabilities		$(2,474)	$(2,526)

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	10

6. Consolidated Statements of Cash Flow

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Reconciliation of cash provided by operating activities
Net income	$121	$417	$196	$787
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	168	173	335	345
Impairment of property, plant and equipment	—	—	27	—
Net distributed (undistributed) earnings of equity-accounted investees	61	19	44	(16)
Impairment of available-for-sale investment (Note 3)	10	—	10	—
Share-based compensation	3	4	5	19
(Recovery of) provision for deferred income tax	(7)	47	(1)	72
Pension and other post-retirement benefits	13	11	28	16
Asset retirement obligations and accrued environmental costs	9	(11)	25	(24)
Other long-term liabilities and miscellaneous	2	5	(8)	17
Subtotal of adjustments	259	248	465	429
Changes in non-cash operating working capital
Receivables	186	29	145	85
Inventories	(51)	2	(43)	(60)
Prepaid expenses and other current assets	5	11	3	3
Payables and accrued charges	(96)	129	(154)	113
Subtotal of changes in non-cash operating working capital	44	171	(49)	141
Cash provided by operating activities	$424	$836	$612	$1,357
Supplemental cash flow disclosure
Interest paid	$64	$55	$93	$93
Income taxes paid	$35	$23	$46	$65

7. Inventories

	June 30, 2016	December 31, 2015
Finished products	$323	$302
Intermediate products	156	125
Raw materials	87	94
Materials and supplies	239	228
	$805	$749

The following items affected cost of goods sold:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Expensed inventories before the following items	$587	$858	$1,299	$1,703
Reserves, reversals and writedowns of inventories	20	(1)	19	1
	$607	$857	$1,318	$1,704

The carrying amount of inventory recorded at net realizable value was $81 as at June 30, 2016 (December 31, 2015 - $32), with the remaining inventory recorded at cost.

11	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

8. Pension and Other Post-Retirement Benefits

A remeasurement of the defined benefit plan assets and liabilities was performed at June 30, 2016. Due to a change in the discount rate and actual return on plan assets, the company’s defined benefit pension and other post-retirement benefit obligations increased by $184, plan assets increased by $21 and deferred income taxes decreased by $60. As a result, the company recorded net actuarial losses on defined benefit plan obligations of $103 in OCI, which was recognized immediately in retained earnings at June 30, 2016.

The net impact on assets and liabilities within the condensed consolidated statements of financial position at June 30, 2016 was as follows:

(Decrease) Increase
Non-current assets
Other assets	$(9)
Non-current liabilities
Deferred income tax liabilities	(60)
Pension and other post-retirement benefit liabilities	154

The discount rate used to determine the benefit obligation for the company’s significant plans at June 30, 2016 was 3.65 percent (December 31, 2015 — 4.35 percent).

The benefit obligations and plan assets for the company’s pension and other post-retirement plans were as follows:

	June 30, 2016	December 31, 2015
Present value of defined benefit obligations	$(1,848)	$(1,659)
Fair value of plan assets	1,220	1,197
Funded status	(628)	(462)
Balance comprised of:
Non-current assets
Other assets	$12	$21
Current liabilities
Payables and accrued charges	(27)	(52)
Non-current liabilities
Pension and other post-retirement benefit liabilities	(613)	(431)

9. Share Capital

Authorized

The company is authorized to issue an unlimited number of common shares without par value and an unlimited number of first preferred shares. The common shares are not redeemable or convertible. The first preferred shares may be issued in one or more series with rights and conditions to be determined by the Board of Directors. No first preferred shares have been issued.

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2015	836,540,151	$1,747
Issued under option plans	2,294,950	35
Issued for dividend reinvestment plan	597,588	10
Balance — June 30, 2016	839,432,689	$1,792

Dividends Declared

The company declared dividends per share of $0.25 (2015 — $0.38) during the three months ended June 30, 2016 and $0.50 (2015 — $0.76) during the six months ended June 30, 2016.

Subsequent to June 30, 2016, the company announced its intention to reduce its quarterly dividend from $0.25 per share to $0.10 per share beginning with the declaration of its next quarterly dividend in September 2016. The total estimated dividend to be paid in the fourth quarter of 2016 is $84.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	12

10. Share-based Compensation

During the second quarter of 2016, the company issued stock options and performance share units (“PSUs”) to eligible employees under the 2016 Long-Term Incentive Plan (“LTIP”). Information on stock options and PSUs is summarized below:

	2016 LTIP			Expense for all share-based compensation plans
	Units Granted	Units Outstanding as at June 30, 2016	Grant Date Fair Value per Unit (Dollars)	Three Months Ended June 30		Six Months Ended June 30
				2016	2015	2016	2015
Stock options	3,099,913	3,099,913	$2.04	$5	$4	$6	$16
Share-settled PSUs	602,740	602,740	$17.19	2	—	2	—
Cash-settled PSUs	1,008,638	1,008,638	$17.19	2	—	4	—
				$9	$4	$12	$16

Stock Options

Under the LTIP, stock options generally vest and become exercisable on the third anniversary of the grant date, subject to continuous employment or retirement, and have a maximum term of 10 years. The weighted average fair value of stock options granted was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$16.20
Expected annual dividend per share	$1.00
Expected volatility	30%
Risk-free interest rate	1.06%
Expected life of options	5.7 years

Performance Share Units

Currently, PSUs granted under the LTIP are comprised of three tranches, with each tranche vesting based on the achievement of performance metrics over separate performance periods ranging from one to three years, and will be settled in shares for grantees who are subject to the company’s share ownership guidelines and in cash for all other grantees. PSUs will vest based on performance metrics comprising the relative ranking of the company’s total shareholder return compared with a specified peer group and the company’s cash flow return on investment compared with its weighted average cost of capital. Compensation cost is measured based on the grant date fair value of the units, adjusted for the company’s best estimate of the outcome of non-market vesting conditions at the end of each period, for share-settled PSUs, and on period-end fair value of the awards for cash-settled PSUs. The company uses a Monte Carlo simulation model to estimate the outcome of relative total shareholder return.

11. Financial Instruments

Fair Value

Estimated fair values for financial instruments are designed to approximate amounts for which the instruments could be exchanged in a current arm’s-length transaction between knowledgeable willing parties. The valuation policies and procedures for financial reporting purposes are determined by the company’s finance department.

13	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Financial instruments included in the unaudited interim condensed consolidated statements of financial position are measured either at fair value or amortized cost. The tables below explain the valuation methods used to determine the fair value of each financial instrument and its associated level in the fair value hierarchy.

Financial Instruments Measured at Fair Value	Fair Value Method
Cash and cash equivalents	Assumed to approximate carrying value due to their short-term nature.
Available-for-sale investments	Based on the closing bid price of the common shares (Level 1) as at the statements of financial position dates.
Foreign currency derivatives not traded in an active market	Determined using quoted forward exchange rates (Level 2) as at the statements of financial position dates.
Natural gas swaps not traded in an active market	Based on a discounted cash flow model. The inputs used in the model included contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity risk, the company’s own credit risk (related to instruments in a liability position) and counterparty credit risk (related to instruments in an asset position). Futures contract prices used as inputs in the model were supported by prices quoted in an active market and therefore categorized in Level 2. Prior to December 31, 2015, certain contract prices used as inputs in the model were not based on observable market data and therefore categorized in Level 3.
Natural gas futures	Based on closing prices provided by the exchange (NYMEX) (Level 1) as at the statements of financial position dates.

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Assumed to approximate carrying value due to their short-term nature.
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Assumed to approximate carrying value.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	June 30, 2016		December 31, 2015
	Carrying Amount of Liability	Fair Value of Liability	Carrying Amount of Liability	Fair Value of Liability
Long-term debt senior notes	$3,750	$4,112	$3,750	$3,912

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	14

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1,2)	Significant Unobservable Inputs (Level 3) (2)
June 30, 2016
Derivative instrument assets
Natural gas derivatives	$7	$—	$7	$—
Available-for-sale investments (3)	871	871	—	—
Derivative instrument liabilities
Natural gas derivatives	(139)	—	(139)	—
December 31, 2015
Derivative instrument assets
Natural gas derivatives	$9	$—	$9	$—
Available-for-sale investments (3)	984	984	—	—
Derivative instrument liabilities
Natural gas derivatives	(190)	—	(190)	—
Foreign currency derivatives	(3)	—	(3)	—

(1)	During the six months ended June 30, 2016 and twelve months ended December 31, 2015, there were no transfers between Level 1 and Level 2.
(2)

During the six months ended June 30, 2016, there were no transfers into or out of Level 3. During the twelve months ended December 31, 2015, there were no transfers into Level 3 and $120 of losses was transferred out of Level 3 into Level 2 as the company’s valuation technique used a significant portion of observable inputs. The company’s policy is to recognize transfers at the end of the reporting period.

(3)	Available-for-sale investments are comprised of shares in ICL, Sinofert and other.

12. Seasonality

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

13. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex, a potash export, sales and marketing company owned in equal shares by PCS and two other Canadian potash producers, which markets Canadian potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through June 30, 2016, there were no such operating losses or other liabilities.

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

15	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

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

•

In August 2015, the USEPA finalized hazardous air pollutant emission standards for phosphoric acid manufacturing and phosphate fertilizer production (“Final Rule”). The Final Rule includes certain new requirements for monitoring and emissions that are infeasible for the company to satisfy in a timely manner. As a result, in October 2015, the company filed a petition for reconsideration of certain aspects of the Final Rule with the USEPA and a petition for review of the Final Rule with the US Court of Appeals for the District of Columbia Circuit. The USEPA granted the petition for reconsideration and the petition for review is being held in abeyance pending the outcome of the USEPA proceeding, for which there is not a definite time frame for resolution. The company is participating in discussions with the USEPA to resolve the petition but whether future revisions to the Final Rule will be made is uncertain. Required emissions testing at our Aurora facility in 2016 indicated some alleged exceedances of the mercury emission limits that were established by the Final Rule. The facility has communicated with the relevant agencies about this issue and is in the process of developing a compliance strategy, the costs of which cannot be estimated with any certainty at this time. The company has requested that USEPA revise the emission limit or make rule changes to provide for flexibility for representative operating scenarios for the facility. However, whether those changes will be made is uncertain. In the interim, the North Carolina

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	16

Department of Environmental Quality (“NCDEQ”) has issued a Notice of Violation associated with the facility’s alleged exceedances of the new mercury limits, and the company is working with the NCDEQ to address these alleged violations via a negotiated settlement.

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

14. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended June 30, 2016 were $159 (2015 — $413) and the six months ended June 30, 2016 were $338 (2015 — $768). At June 30, 2016, $123 (December 31, 2015 — $148) was owing from Canpotex.

17	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in US dollars)

The following discussion and analysis is the responsibility of management and is as at August 3, 2016. The Board of Directors (Board) carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

PotashCorp and Our Business Environment

PotashCorp is an integrated producer of fertilizer, industrial and animal feed products. We are the world’s largest fertilizer company by capacity, producing the three primary crop nutrients: potash (K), nitrogen (N) and phosphate (P). Our Canadian potash operations – the primary focus and namesake of our company – represent one-fifth of global capacity. To enhance our global footprint, we also have investments in four potash-related businesses in South America, the Middle East and Asia. We complement our potash assets with focused positions in nitrogen and phosphate.

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

Our strategy is to prioritize earnings growth and investment opportunities in potash, while complementing our business with other best-in-class assets. Our strategic priorities, depicted below and described in further detail, along with key target metrics, on pages 23 to 25 in our 2015 AIR did not change during the second quarter of 2016.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	18

How We Approach Risk

In our 2015 AIR, we provide an overview of our approach to risk (page 27), explain how we use a risk management-ranking methodology to assess the key risks specific to our company (page 28) and provide a description of, management approach to and any significant developments for each key risk (pages 29 to 33).

Our risk-ranking matrix, in terms of residual severity of consequence and likelihood, is displayed below.

Key risks with rankings unchanged from our 2015 AIR were as follows:

Risk	Risk Ranking	Associated Strategies (1)	Risk	Risk Ranking	Associated Strategies (1)
Global potash demand	B		Sustaining growth opportunities	C
Competitive supply	B		Trinidad natural gas supply	C
Offshore potash sales and distribution	B		Cyber security	C
Safety, health, environment and security	C		Realization of asset values	D
Extreme loss	C		Transportation and distribution infrastructure	D
International operations and non-operated assets	C

Key risk with ranking that has changed since our 2015 AIR was as follows:

Risk	Risk Ranking	Associated Strategies (1)	Developments
Operating capability	D		The overall risk ranking has decreased from C to D. We have reduced the likelihood of this risk given the expected completion of our Rocanville capacity expansion later this year.

(1)	Brighter sections indicate the strategic priority (described on page 18 of this Form 10-Q) impacted by the risk. Faded sections mean the strategic priority is not significantly affected by the risk.

19	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

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

Strategic Priority	Representative 2016 Annual Target	Performance to June 30, 2016
Portfolio & Return Optimization	Exceed total shareholder return (TSR) performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s TSR was -1 percent in the first six months of 2016 compared to our sector’s weighted average return (based on market capitalization (1)) of -9 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 3 percent.
Operational Excellence	Achieve 96 percent ammonia reliability rate (2) for all US nitrogen plants and 88 percent in Trinidad.	Our ammonia reliability rate was 97 percent in the US and 92 percent in Trinidad for the first six months of 2016.
People Development	Maintain an annual employee turnover rate of 5 percent or less (excluding retirements and workforce changes related to suspension of Picadilly potash operations).	Employee turnover rate (excluding retirements and workforce changes related to Picadilly) on an annualized basis for the first six months of 2016 was 4 percent.
Safety & Health Excellence	Achieve zero life-altering injuries at our sites.	There were no life-altering injuries at our sites during the first six months of 2016.
	Reduce total site recordable injury rate to 0.85 (or lower) and total lost-time injury rate to 0.09 (or lower).	During the first six months of 2016, total site recordable injury rate was 0.91 and total lost-time injury rate was 0.12.
Environmental Excellence	By 2018, reduce total reportable incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	There was no change in the annualized total reportable incidents during the first six months of 2016 compared to 2014 annual levels. Compared to the first six months of 2015, total reportable incidents were up 20 percent.

(1)	TSRs are based on the currencies of the primary exchanges in which the relevant shares are traded.
(2)	Page 41 of our 2015 AIR initially described US and Trinidad operating rate percentages as our target. The company has clarified that the target refers to ammonia reliability rate, the company’s focus in the nitrogen segment. Operating rate is defined as actual production divided by capacity. Reliability rate is defined as actual production divided by capacity less non-reliability related downtime.

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

Earnings Guidance — Second Quarter 2016

	Company Guidance	Actual Results
Earnings per share	$0.15 — $0.25	$0.14

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	20

Overview of Actual Results

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except per-share amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales	$1,053	$1,731	$(678)	(39)	$2,262	$3,396	$(1,134)	(33)
Gross margin	243	711	(468)	(66)	477	1,378	(901)	(65)
Operating income	199	619	(420)	(68)	358	1,178	(820)	(70)
Net income	121	417	(296)	(71)	196	787	(591)	(75)
Net income per share — diluted	0.14	0.50	(0.36)	(72)	0.23	0.94	(0.71)	(76)
Other comprehensive (loss) income	(184)	37	(221)	n/m	(173)	60	(233)	n/m

n/m	= not meaningful

Earnings in the second quarter and first half of 2016 were lower than the same periods of 2015 due to lower gross margins in potash, nitrogen and phosphate more than offsetting decreased income taxes and provincial mining and other taxes.

Global potash markets were subdued in the second quarter. Despite healthy demand in North America and Latin America, delayed contracts in China and India, combined with cautious buying patterns in Other Asian markets, weighed on shipments. Spot prices declined from those in the first quarter, though they began to show signs of firming as market fundamentals improved at the end of the quarter.

Nitrogen and phosphate markets also experienced near-term headwinds. In nitrogen, lower energy costs and additional capacity pushed benchmark prices for most products to multi-year lows, despite reduced Chinese urea exports and relatively strong global demand. In the US market, strong offshore imports and increased domestic supply put additional pressure on prices following the spring application season, especially for urea and UAN. Global phosphate prices also trended lower during the second quarter due to declining input costs, increased competitive supply and weaker Indian demand.

Other comprehensive loss for the second quarter and first half of 2016 was primarily impacted by decreases in the fair value of our investments in Israel Chemicals Ltd. (ICL) and Sinofert Holdings Limited (Sinofert), and a net actuarial loss resulting from a remeasurement of our defined benefit plans. Other comprehensive income for the second quarter and first half of 2015 mainly resulted from an increase in the fair value of our investment in Sinofert, partially offset by a decrease in the fair value of our investment in ICL.

21	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

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

Potash Performance

Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
North America	$167	$227	(26)	850	648	31	$196	$349	(44)
Offshore	160	460	(65)	1,272	1,864	(32)	$125	$247	(49)
	327	687	(52)	2,122	2,512	(16)	$154	$273	(44)
Cost of goods sold	(192)	(265)	(28)				$(91)	$(105)	(13)
Gross margin	135	422	(68)				$63	$168	(63)
Other miscellaneous and purchased product gross margin (2)	(12)	(5)	140
Gross Margin	$123	$417	(71)				$58	$166	(65)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $2 million (2015 – $2 million) less cost of goods sold of $14 million (2015 – $7 million).

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	22

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
North America	$305	$506	(40)	1,628	1,448	12	$187	$349	(46)
Offshore	340	848	(60)	2,277	3,413	(33)	$149	$249	(40)
	645	1,354	(52)	3,905	4,861	(20)	$165	$278	(41)
Cost of goods sold	(421)	(502)	(16)				$(108)	$(103)	5
Gross margin	224	852	(74)				$57	$175	(67)
Other miscellaneous and purchased product gross margin (2)	(13)	(7)	86
Gross Margin	$211	$845	(75)				$54	$174	(69)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $6 million (2015 – $9 million) less cost of goods sold of $19 million (2015 – $16 million).

Potash gross margin variance was attributable to:

	Three Months Ended June 30 2016 vs. 2015				Six Months Ended June 30 2016 vs. 2015
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$49	$(131)	$5	$(77)	$36	$(264)	$(26)	$(254)
Offshore	(86)	(154)	30	(210)	(182)	(226)	34	(374)
Change in market mix	(30)	30	—	—	(47)	47	—	—
Total manufactured product	$(67)	$(255)	$35	$(287)	$(193)	$(443)	$8	$(628)
Other miscellaneous and purchased product				(7)				(6)
Total				$(294)				$(634)

Sales to major offshore markets were as follows:

	Three Months Ended June 30						Six Months Ended June 30
	By Canpotex (1)			From New Brunswick			By Canpotex (1)			From New Brunswick
	Percentage of Sales Volumes			Percentage of Sales Volumes			Percentage of Sales Volumes			Percentage of Sales Volumes
	2016	2015	% Change	2016 (3)	2015	% Change	2016	2015	% Change	2016 (3)	2015	% Change
Other Asian markets (2)	37	30	23		—	—	42	38	11		—	—
Latin America	47	37	27		100	—	39	30	30		100	—
China	7	20	(65)		—	—	8	17	(53)		—	—
India	—	8	(100)		—	—	2	9	(78)		—	—
Other markets	9	5	80		—	—	9	6	50		—	—
	100	100			100		100	100			100

(1)	Canpotex Limited (Canpotex).
(2)	All Asian markets except China and India.
(3)	Our international customers were served by New Brunswick through 2015, and have since been served through Canpotex.

23	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices

i   Our average realized potash price was down, driven by a weaker pricing environment.

i  Our average offshore realized price was also impacted by our share of Canpotex’s project exit costs following its decision not to proceed with development of an export terminal in Prince Rupert, British Columbia.

i Spot prices continued to move lower due to weak offshore demand and increased competitive pressures.
Sales Volumes	h North American volumes were up due to healthy demand.	i Offshore volumes were down largely due to the absence of contracts in China and India.
i A lack of engagement in key contract markets kept offshore volumes well below 2015 levels.

h  Stronger North America demand in the second quarter of 2016 was driven by increased planted acreage and strong potash affordability. This was partly offset by weaker buyer engagement in the first quarter of 2016.

Cost of Goods Sold	h The Canadian dollar weakened relative to the US dollar. h Royalty costs declined due to lower average North America listed sales prices per tonne.

i   North America cost of goods sold variance was negative due to the indefinite suspension of potash operations at Picadilly in the first quarter of 2016.

h   The Canadian dollar weakened relative to the US dollar.

i  Shutdown weeks were higher in 2016 (13 weeks) compared to 2015 (five weeks), largely as a result of our strategy to match production to market demand.

h  Royalty costs declined due to lower average North America listed sales prices per tonne.

Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2016	2015	% Change	2016	2015	% Change
Production	KCl tonnes produced (thousands)	2,273	2,387	(5)	4,503	4,999	(10)
Safety	Total site recordable injury rate	1.08	1.73	(38)	1.46	1.57	(7)
	Total lost-time injury rate	—	0.10	(100)	0.12	0.15	(20)
Employee	Employee turnover rate (annualized)	4.2%	4.1%	2	3.7%	3.9%	(5)
Environmental	Environmental incidents	1	1	—	4	2	100
	Waste (million tonnes)	5.1	5.3	(4)	9.6	10.6	(9)

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	24

The most significant contributors to the change in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Production	Production was down due to the indefinite suspension of our Picadilly potash operations (no production in 2016).
Safety	There were nine recordable injuries, with no lost-time injuries in 2016, compared to 18 recordable injuries, including one lost-time injury, in 2015.	In 2016 there were 25 recordable injuries and two lost-time injuries and in 2015 there were 32 recordable injuries and three lost-time injuries. The decrease in injury rates between years was partially offset by fewer hours worked in 2016 compared to 2015.
Environmental

Although environmental incidents were flat quarter over quarter, there was a higher number of them in the first half of 2016 as compared to the first half of 2015. In 2016 we experienced four incidents: two potash spills, one brine spill and one water release with high suspended solids. In the first half of 2015, we had two environmental incidents: related to one brine spill and a minor propane gas release.

Nitrogen Performance

Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product (2)
Net sales
Ammonia	$177	$285	(38)	543	621	(13)	$325	$460	(29)
Urea	71	98	(28)	261	272	(4)	$274	$358	(23)
Solutions, nitric acid, ammonium nitrate	119	161	(26)	703	739	(5)	$169	$218	(22)
	367	544	(33)	1,507	1,632	(8)	$244	$334	(27)
Cost of goods sold	(242)	(327)	(26)				$(160)	$(201)	(20)
Gross margin	125	217	(42)				$84	$133	(37)
Other miscellaneous and purchased product gross margin (3)	5	5	—
Gross Margin	$130	$222	(41)				$86	$136	(37)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Includes inter-segment ammonia sales, comprised of: net sales $17 million, cost of goods sold $7 million and 39,000 sales tonnes (2015 – net sales $18 million, cost of goods sold $6 million and 37,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
(3)	Comprised of third-party and inter-segment sales, including: third-party net sales $6 million less cost of goods sold $1 million (2015 – net sales $6 million less cost of goods sold $2 million) and inter-segment net sales $NIL less cost of goods sold $NIL (2015 – net sales $1 less cost of goods sold $NIL). Inter-segment profits are eliminated on consolidation.

25	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product (2)
Net sales
Ammonia	$365	$513	(29)	1,144	1,110	3	$318	$463	(31)
Urea	157	195	(19)	567	524	8	$278	$372	(25)
Solutions, nitric acid, ammonium nitrate	252	295	(15)	1,460	1,307	12	$173	$226	(23)
	774	1,003	(23)	3,171	2,941	8	$244	$341	(28)
Cost of goods sold	(546)	(609)	(10)				$(172)	$(207)	(17)
Gross margin	228	394	(42)				$72	$134	(46)
Other miscellaneous and purchased product gross margin (3)	9	9	—
Gross Margin	$237	$403	(41)				$75	$137	(45)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Includes inter-segment ammonia sales, comprised of: net sales $34 million, cost of goods sold $14 million and 79,000 sales tonnes (2015 – net sales $36 million, cost of goods sold $12 million and 70,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
(3)	Comprised of third-party and inter-segment sales, including: third-party net sales $11 million less cost of goods sold $2 million (2015 – net sales $24 million less cost of goods sold $16 million) and inter-segment net sales $NIL less cost of goods sold $NIL (2015 – net sales $1 less cost of goods sold $NIL). Inter-segment profits are eliminated on consolidation.

Nitrogen gross margin variance was attributable to:

	Three Months Ended June 30 2016 vs. 2015				Six Months Ended June 30 2016 vs. 2015
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$(14)	$(73)	$37	$(50)	$7	$(165)	$72	$(86)
Urea	(2)	(22)	7	(17)	6	(54)	12	(36)
Solutions, nitric acid, ammonium nitrate	(8)	(27)	6	(29)	15	(77)	18	(44)
Hedge	—	—	4	4	—	—	—	—
Change in product mix	5	(11)	6	—	7	(13)	6	—
Total manufactured product	$(19)	$(133)	$60	$(92)	$35	$(309)	$108	$(166)
Other miscellaneous and purchased product				—				—
Total				$(92)				$(166)

	Three Months Ended June 30				Six Months Ended June 30
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne		Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2016	2015	2016	2015	2016	2015	2016	2015
Fertilizer	547	583	$267	$350	1,213	971	$248	$347
Industrial and Feed	960	1,049	$230	$324	1,958	1,970	$242	$338
	1,507	1,632	$244	$334	3,171	2,941	$244	$341

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	26

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices	i Weaker benchmark pricing lowered our average realized price during the quarter.	i Our average realized price declined as lower global energy costs and new nitrogen capacity pressured prices for all nitrogen products.
Sales Volumes	i Volumes decreased due to weaker North American industrial demand.

h  Strong sales volumes in the first quarter of 2016 (compared to 2015), driven by increased demand and additional production availability at our recently expanded Lima facility, were almost offset by lower volumes in the second quarter of 2016 (compared to 2015).

Cost of Goods Sold

h  Average costs, including our hedge position, for natural gas used as feedstock in production decreased 31 percent. Costs for natural gas used as feedstock in Trinidad production fell 37 percent (contract price indexed primarily to Tampa ammonia prices) while our US spot costs for natural gas decreased 25 percent. Including losses on our hedge position, our US gas prices fell 22 percent.

h  Average costs, including our hedge position, for natural gas used as feedstock in production decreased 32 percent. Costs for natural gas used as feedstock in Trinidad production fell 38 percent (contract price indexed primarily to Tampa ammonia prices) while our US spot costs for natural gas decreased 26 percent. Including losses on our hedge position, our US gas prices fell 23 percent.

Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2016	2015	% Change	2016	2015	% Change
Production	N tonnes produced (thousands)	789	753	5	1,560	1,545	1
	Ammonia operating rate	89%	86%	3	88%	89%	(1)
Safety	Total site recordable injury rate	—	0.19	(100)	0.43	0.17	153
	Total lost-time injury rate	—	—	—	0.14	—	n/m
Employee	Employee turnover rate (annualized)	2.0%	5.0%	(60)	1.7%	4.7%	(64)
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.0	2.0	—	2.0	2.1	(5)
	Environmental incidents	1	1	—	4	3	33
n/m	= not meaningful

27	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Safety	In 2016 there were no recordable injuries compared to two in 2015.	There were six recordable injuries, including two lost-time injuries in 2016 compared to three recordable injuries and no lost-time injuries in 2015.
Employee	Employee turnover fell as departures decreased to four in 2016 compared to 10 in 2015.	Employee turnover fell as departures decreased to seven in 2016 compared to 19 in 2015.

Phosphate Performance

Financial Performance

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
Fertilizer	$108	$184	(41)	274	383	(28)	$397	$480	(17)
Feed and Industrial	140	192	(27)	238	296	(20)	$587	$647	(9)
	248	376	(34)	512	679	(25)	$485	$553	(12)
Cost of goods sold	(259)	(305)	(15)				$(506)	$(450)	12
Gross margin	(11)	71	n/m				$(21)	$103	n/m
Other miscellaneous and purchased product gross margin (2)	1	1	—
Gross Margin	$(10)	$72	n/m				$(20)	$106	n/m

n/m	= not meaningful
(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $2 million (2015 – $10 million) less cost of goods sold of $1 million (2015 – $9 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
Fertilizer	$299	$378	(21)	711	754	(6)	$421	$501	(16)
Feed and Industrial	307	371	(17)	518	576	(10)	$592	$644	(8)
	606	749	(19)	1,229	1,330	(8)	$493	$563	(12)
Cost of goods sold	(579)	(622)	(7)				$(471)	$(468)	1
Gross margin	27	127	(79)				$22	$95	(77)
Other miscellaneous and purchased product gross margin (2)	2	3	(33)
Gross Margin	$29	$130	(78)				$24	$98	(76)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $3 million (2015 – $41 million) less cost of goods sold of $1 million (2015 – $38 million).

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	28

Phosphate gross margin variance was attributable to:

	Three Months Ended June 30 2016 vs. 2015				Six Months Ended June 30 2016 vs. 2015
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(17)	$(19)	$(10)	$(46)	$(4)	$(57)	$17	$(44)
Feed and Industrial	(12)	(16)	(8)	(36)	(7)	(31)	(18)	(56)
Change in product mix	—	3	(3)	—	—	2	(2)	—
Total manufactured product	$(29)	$(32)	$(21)	$(82)	$(11)	$(86)	$(3)	$(100)
Other miscellaneous and purchased product				—				(1)
Total				$(82)				$(101)

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices	i Our average realized price was down as weaker demand weighed on prices for nearly all our products.	i Our average realized price was down as weaker demand weighed on prices, most notably for fertilizers.
Sales Volumes	i Sales volumes were down due primarily to weaker North American demand.

i  Lower sales volumes for the second quarter of 2016 (compared to 2015) were partly offset by higher sales volumes in the first quarter of 2016 (compared to 2015) as a result of fewer production constraints.

Cost of Goods Sold	i A discount rate reduction resulted in an increase in provisions for asset retirement obligations.	i A discount rate reduction resulted in an increase in provisions for asset retirement obligations.
i An impairment of property, plant and equipment related to a product that the company will no longer produce resulted in a negative cost of goods sold variance in feed and industrial.

h  Cost of goods sold were lower due to the initial realization of efficiency and procurement initiatives started in the second half of 2015; reduced ammonia costs (21 percent); and lower sulfur costs (33 percent).

29	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Non-Financial Performance

		Three Months Ended June 30			Six Months Ended June 30
		2016	2015	% Change	2016	2015	% Change
Production	P2O5 tonnes produced (thousands)	297	379	(22)	708	745	(5)
	P2O5 operating rate	62%	80%	(23)	74%	78%	(5)
Safety	Life-altering injuries	—	—	—	—	1	(100)
	Total site recordable injury rate	0.96	0.61	57	0.90	0.86	5
	Total lost-time injury rate	0.12	—	n/m	0.13	0.07	86
Employee	Employee turnover rate (annualized)	3.0%	3.1%	(3)	2.8%	3.4%	(18)
Environmental	Environmental incidents	1	3	(67)	3	5	(40)
	Water consumption (m3 per tonne of product)	33	26	27	28	27	4

n/m	= not meaningful

The most significant contributors to the change in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Production	Production at Aurora and White Springs was curtailed in response to a lack of demand and limited storage capacity.	Production decreased due to second-quarter 2016 curtailments exceeding a production increase in first-quarter 2015.
Safety	In 2016, there were eight recordable injuries, including one lost-time injury, compared to five recordable injuries and no lost-time injuries in 2015.	Fewer recordable injuries in the first quarter of 2016 compared to the same period in 2015 was more than offset by higher recordable injuries in the second quarter of 2016 compared to the same period in 2015. There were two lost-time injuries in 2016 compared to one in 2015.
Environmental	In 2016 there was one ammonia-to-air release and in 2015 there were releases of higher suspended solids and phosphorus in waste water along with a phosphoric acid spill.	In 2016, incidents were related to a release of higher suspended solids in waste water, a release of ammonia to air and one air permit exceedance for mercury. In 2015, there were releases of higher suspended solids and phosphorus in waste water and a phosphoric acid spill.
	Water consumption rose as certain processes at our White Springs facility continue to need water even when product is not being manufactured.	Water consumption rose as certain processes at our White Springs facility continue to need water even when product is not being manufactured.

Other Expenses and Income

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Selling and administrative expenses	$(55)	$(60)	$5	(8)	$(108)	$(120)	$12	(10)
Provincial mining and other taxes	(26)	(90)	64	(71)	(57)	(185)	128	(69)
Share of earnings of equity-accounted investees	30	35	(5)	(14)	49	71	(22)	(31)
Dividend income	16	31	(15)	(48)	16	31	(15)	(48)
Impairment of available-for-sale investment	(10)	—	(10)	n/m	(10)	—	(10)	n/m
Other income (expenses)	1	(8)	9	n/m	(9)	3	(12)	n/m
Finance costs	(54)	(50)	(4)	8	(106)	(99)	(7)	7
Income taxes	(24)	(152)	128	(84)	(56)	(292)	236	(81)

n/m	= not meaningful

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	30

The most significant contributors to the change in other expenses and income were as follows:

	Quarter over Quarter	Year over Year
Provincial Mining and Other Taxes	Provincial mining and other taxes decreased primarily due to weaker potash prices.
Earnings of Equity-accounted Investees	Share of earnings of equity-accounted investees pertains primarily to SQM and APC. Lower earnings were mainly due to lower earnings at APC.
Dividend Income	Dividend income from ICL decreased.
Impairment of Available-for-sale Investment	As discussed in Note 3 to the financial statements in this Form 10-Q, a non-taxable impairment loss of $10 million was recorded in net income on our investment in Sinofert.
Finance Costs
Income Taxes

For the second quarter and first six months of 2016, income taxes decreased due to lower income before taxes. For the first six months of 2016, 89 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2015 – 67 percent) and 11 percent related to deferred income taxes (2015 – 33 percent). The increase in the current portion was due to different income weightings between jurisdictions.

	Effective Tax Rates and Discrete Items Dollars (millions), except percentage amounts
		Three Months Ended June 30		Six Months Ended June 30
		2016	2015	2016	2015
	Actual effective tax rate on ordinary earnings	17%	26%	21%	27%
	Actual effective tax rate including discrete items	16%	27%	22%	27%
	Discrete tax adjustments that impacted the rate	$4	$(3)	$—	$(6)

Other Non-Financial Information

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Taxes and royalties (1)	$81	$215	$(134)	(62)	$159	$457	$298	(65)

(1)	Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

The most significant contributors to the change in other non-financial information were as follows:

	Quarter over Quarter	Year over Year
Taxes and Royalties

Taxes and royalties declined due to the decreases in provincial mining and other taxes (described above) and in current income taxes. The reduction in current income taxes was primarily due to significantly lower earnings in 2016 compared to the same periods in 2015.

31	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Financial Condition Review

Statement of Financial Position Analysis

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities
i Receivables decreased mainly due to lower trade accounts receivable.	h Short-term debt and current portion of long-term debt grew due to an increase in our outstanding commercial paper.
i Investments were largely impacted by the lower fair value of our available-for-sale investments in Sinofert and ICL.	i Payables and accrued charges were lower mainly due to lower trade payables and a decrease in dividends payable.
h Pension and other post-retirement benefit liabilities were impacted by decreased discount rates.

Equity
i Equity was mainly impacted by net income (discussed in more detail above) and dividends declared.

As at June 30, 2016, $112 million (December 31, 2015 – $61 million) of our cash and cash equivalents was held in certain foreign subsidiaries. There are no current plans to repatriate the funds at June 30, 2016 in a manner that would result in tax consequences.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on page 82 of our 2015 AIR summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases. The signing of ammonia vessel agreements in the first quarter of 2016 increased our operating leases in the contractual obligations and other commitments table referenced above as follows to June 30: 2017 – $30 million, 2018 – $26 million, 2019 – $26 million, 2020 – $26 million, 2021 – $26 million and thereafter – $132 million.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	32

Capital Expenditures

Page 57 of our 2015 AIR outlines key potash construction projects and their expected total cost, as well as the impact of these projects on capacity expansion/debottlenecking and any expected remaining spending on each project still in progress. There have been no significant changes to these projects since our March 31, 2016 Form 10-Q.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing or other available financing sources.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Cash provided by operating activities	$424	$836	$(412)	(49)	$612	$1,357	$(745)	(55)
Cash used in investing activities	(220)	(304)	84	(28)	(466)	(537)	71	(13)
Cash used in financing activities	(135)	(300)	165	(55)	(94)	(586)	492	(84)
Increase in cash and cash equivalents	$69	$232	$(163)	(70)	$52	$234	$(182)	(78)

33	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the changes in cash flows were as follows:

	Quarter over Quarter	Year over Year
Cash Provided by Operating Activities

Cash provided by operating activities was impacted by:

•  Lower net income in 2016;

•  Higher cash inflows from receivables in 2016 compared to 2015; and

•  Cash outflows from payables in 2016 compared to cash inflows in 2015.

Cash provided by operating activities was impacted by: • Lower net income in 2016; • Cash outflows from payables in 2016 compared to cash inflows in 2015.
Cash Used in Investing Activities	Cash used in investing activities was primarily for additions to property, plant and equipment.
Cash Used in Financing Activities	Cash used in financing activities in 2016 was largely the result of dividends paid, more than offsetting proceeds from the issuance of commercial paper. Cash used in financing activities in 2015 was primarily due to dividends paid.

Cash used in financing activities in 2016 was largely the result of dividends paid, more than offsetting proceeds from the issuance of commercial paper. Cash used in financing activities in 2015 was primarily due to dividends paid and repayment of commercial paper exceeding proceeds from senior notes.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	34

We believe that internally generated cash flow, supplemented if and as necessary by available borrowings under our existing financing sources, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, exclusive of any possible acquisitions. At this time, we do not reasonably expect any presently known trend or uncertainty to materially affect our ability to access our historical sources of liquidity.

Capital Structure and Management

Principal Debt Instruments

We use a combination of cash generated from operations and short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes.

During the first quarter of 2016, the company extended its entire $3,500 million credit facility to May 31, 2020 and in June 2016, $3,250 million was extended to May 31, 2021. There were no other significant changes to the nature of our outstanding commercial paper, credit facility, short-term line of credit and uncommitted letter of credit facility described on page 85 in our 2015 AIR. As at June 30, 2016, interest rates on outstanding commercial paper ranged from 0.8 percent to 1.0 percent. (December 31, 2015 – 0.5 percent to 0.8 percent).

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, with which we must comply at each quarter-end. The covenants referenced on page 85 of our 2015 AIR remained consistent during the second quarter of 2016, with the exception of certain covenants for our credit facility. For our credit facility, the debt-to-

capital ratio covenant was increased from 0.60 to 0.65 and the long-term debt-to-EBITDA covenant was removed. We were in compliance with all covenants as at June 30, 2016 and at this time anticipate being in compliance with such covenants through 2016.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at June 30
Dollars (millions), except ratio amounts	Limit	2016
Debt-to-capital ratio (for credit facility) (1)	≤ 0.65	0.37
Debt-to-capital ratio (for line of credit) (1)	≤ 0.60	0.37
Long-term debt-to-EBITDA ratio (for line of credit) (2)	≤ 3.5	1.9
Debt of subsidiaries	<$ 1,000	$4

The following non-IFRS financial measures are requirements of our debt covenants and should not be considered as substitutes for, nor superior to, measures of financial performance prepared in accordance with IFRS:

(1)	Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity).
(2)	Long-term debt-to-EBITDA ratio = long-term debt / EBITDA. EBITDA is calculated according to the definition in Note 17 to the 2015 audited annual consolidated financial statements for the trailing 12 months. As compared to net income according to IFRS, EBITDA is limited in that periodic costs of certain capitalized tangible and intangible assets used in generating revenues are excluded. Long-term debt to net income for the trailing 12 months was 5.5.

35	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

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

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Moody’s	A3 (negative)	A3 (negative)	P-2	P-2
Standard & Poor’s	BBB+ (stable)	A- (stable)	A-2 (1)	A-2 (1)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of senior notes were issued under US shelf registration statements.

For the first six months of 2016, our weighted average cost of capital was 7.4 percent (2015 – 6.9 percent), of which 75 percent represented the cost of equity (2015 – 86 percent).

Outstanding Share Data

	June 30, 2016	December 31, 2015
Common shares issued and outstanding	839,432,689	836,540,151
Options to purchase common shares outstanding	19,777,413	19,153,275
Share-settled performance share units	602,740	—
Number of share-settled compensation plans	10	10

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are described on page 86 of our 2015 AIR. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 13 to the financial statements in this Form 10-Q for a contingency related to Canpotex. Refer to page 86 of our 2015 AIR for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” above and our 2015 AIR for obligations related to operating leases and certain of our long-term raw materials agreements which contain fixed price and/or volume components.

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Financial Performance
Sales	$1,053	$1,209	$1,354	$1,529	$1,731	$1,665	$1,902	$1,641
Gross margin	243	234	386	505	711	667	746	589
Net income	121	75	201	282	417	370	407	317
Net income per share – basic (1)	0.14	0.09	0.24	0.34	0.50	0.45	0.49	0.38
Net income per share – diluted (1)	0.14	0.09	0.24	0.34	0.50	0.44	0.49	0.38
Non-Financial Performance
Total shareholder return percentage	(3)	2	(15)	(33)	(3)	(8)	3	(8)
Employee turnover percentage (annualized)	4	3	3	4	4	4	3	8
Total site recordable injury rate	0.69	1.15	0.97	1.29	0.85	0.92	0.66	1.32
Environmental incidents	3	9	8	6	5	5	5	8

(1)	Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter, including the dilutive number of shares assumed for the diluted earnings per share computation; therefore, as the number of shares varies each period, quarterly amounts may not add to the annual total.

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to sales that can be seasonal.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	36

Other Financial Information

Related Party Transactions

Refer to Note 14 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimate policies in the first six months of 2016.

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

Outlook

Potash Market Outlook

Following a prolonged period of market uncertainty and weakening fundamentals, we believe potash markets have reached their low point. Recently settled contracts in China and India and a reduction in inventory throughout the supply chain over the last six months are expected to support a more constructive environment. Much like recoveries seen after previous periods of delayed contracts, we anticipate stronger buyer engagement to support demand through the second half of 2016 with full-year estimates of 58-61 million tonnes.

In North America, we anticipate improved affordability will help support deliveries for the rest of 2016. We expect shipments for the full year in the range of 9.2-9.7 million tonnes, up from the prior quarter’s estimate and above 2015’s total.

In Latin America, favorable crop economics and agronomic need are expected to push 2016 shipments to 10.8-11.3 million tonnes — slightly above 2015 totals and in line with our previous guidance range.

In China, we expect recently settled contracts and strong underlying consumption to support 2016 shipments in the range of 13.5-14.5 million tonnes, consistent with our previous estimates, but below 2015’s record levels. While contract negotiations are ongoing, Canpotex expects to deliver tonnage to its Chinese customers in the second half of 2016.

In India, we anticipate that an improved monsoon and lower farm retail prices will support improved potash consumption for the rest of the year, but due to weaker first-half deliveries, we have lowered our 2016 shipment estimate to a range of 3.7-4.2 million tonnes. Canpotex has reached agreements with its customers in India for shipments over the next three months with deliveries expected to begin in the weeks ahead.

In Other Asian markets, adverse weather conditions and cautious buying patterns during the first half are expected to result in demand of 8.3-8.7 million tonnes for the full year, below our previous expectations and 2015’s total as well.

37	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Financial Outlook

While markets have stabilized in recent weeks and we continue to forecast our 2016 potash sales volumes in the range of 8.3-8.8 million tonnes, lower prices earlier in the year are expected to weigh on our results for the remainder of 2016. We now expect potash gross margin to be in the range of $400-$600 million.

Similarly, we anticipate a weaker price environment to negatively impact our nitrogen and phosphate segments through the rest of 2016. We have lowered our combined nitrogen and phosphate gross margin guidance for the year to a range of $400-$550 million.

Lower earnings have reduced our expected provincial mining and other taxes for 2016, now forecast in the range of 23-26 percent of potash gross margin (excluding $32 million of New Brunswick severance costs). Additionally, our effective income tax rate is expected to fall to a range of 16-18 percent given reduced earnings and a greater proportion of income from lower-tax jurisdictions.

Anticipated selling and administrative expenses for the year have been lowered to a range of $220-$230 million. Due to the recent strength of the Canadian dollar, we have revised our full-year foreign exchange rate assumption to CDN$1.32 per US dollar.

As a result of the noted changes, we have lowered our full-year 2016 earnings guidance to $0.40-$0.55 per share, including notable charges through the first-half of $0.11 per share. For the third quarter, we forecast a range of $0.05-$0.10 per share. We also intend to reduce our quarterly dividend from $0.25 per share to $0.10 per share commencing with the declaration of our next dividend in September.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	38

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

39	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 19 and 25 to the 2015 audited annual consolidated financial statements and there were no significant changes as at June 30, 2016.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $868 million at June 30, 2016 (December 31, 2015 – $982 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $87 million, while a 10 percent decrease would reduce other comprehensive income by $68 million and an impairment of $19 million for our investment in Sinofert would be recognized in net income. At June 30, 2016, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, price decreases related to the company’s investment in Sinofert below the carrying amount at the impairment date of June 30, 2016 ($190 million) would represent an impairment and all other variables remain constant.

There were no substantial changes to the price sensitivities related to our natural gas derivatives reported in Note 25 to the 2015 audited annual consolidated financial statements.

As at June 30, 2016, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 54 million MMBtu (December 31, 2015 — swaps was a notional amount of 65 million MMBtu) with maturities in 2016 through 2022.

Foreign Exchange Risk

As at June 30, 2016, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $64 million (December 31, 2015 — $134 million) at an average exchange rate of 1.2881 (December 31, 2015 — 1.3553) per US dollar with maturities in 2016. There were no substantial changes to the foreign exchange sensitivities reported in Note 25 to the 2015 audited annual consolidated financial statements.

Interest Rate Risk

As at June 30, 2016, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of June 30, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2016, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	40

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

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

41	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)
4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(d)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(e)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(f)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(g)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(h)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(i)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015
10(j)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(k)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(l)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	42

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(m)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(n)	PCS Supplemental Retirement Plan for U.S Executives (As Amended and Restated and in Effect as of January 1, 2016)	10-K	12/31/2015
10(o)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995	10(p)
10(p)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995	10(q)
10(q)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(r)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(s)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(t)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006	10(dd)
10(u)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(v)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(w)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(x)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(y)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(z)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(dd)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(ee)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(ff)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(gg)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015
10(hh)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

43	PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

August 3, 2016	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

August 3, 2016	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2016 Second Quarter Quarterly Report on Form 10-Q	44

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)
4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.

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