Form 10-Q
period 2016-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2016-11-01
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

  Yes  ☐    No  ☑

As at September 30, 2016, Potash Corporation of Saskatchewan Inc. had 839,643,474 Common Shares outstanding.

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited	In millions of US dollars except as otherwise noted
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Sales (Note 2)	$1,136	$1,529	$3,398	$4,925
Freight, transportation and distribution	(154)	(128)	(405)	(380)
Cost of goods sold	(792)	(896)	(2,326)	(2,662)
Gross Margin	190	505	667	1,883
Selling and administrative expenses	(59)	(52)	(167)	(172)
Provincial mining and other taxes	(31)	(79)	(88)	(264)
Share of earnings of equity-accounted investees	25	32	74	103
Dividend income	8	7	24	38
Impairment of available-for-sale investment (Note 3)	—	—	(10)	—
Other income (expenses) (Note 4)	5	8	(4)	11
Operating Income	138	421	496	1,599
Finance costs	(55)	(49)	(161)	(148)
Income Before Income Taxes	83	372	335	1,451
Income taxes (Note 5)	(2)	(90)	(58)	(382)
Net Income	$81	$282	$277	$1,069
Net Income per Share
Basic	$0.10	$0.34	$0.33	$1.28
Diluted	$0.10	$0.34	$0.33	$1.28
Weighted Average Shares Outstanding
Basic	839,570,000	834,850,000	838,661,000	833,573,000
Diluted	840,045,000	837,454,000	839,376,000	837,377,000

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Comprehensive Income (Loss)

Unaudited			In millions of US dollars
	Three Months Ended September 30		Nine Months Ended September 30
(Net of related income taxes)	2016	2015	2016	2015
Net Income	$81	$282	$277	$1,069
Other comprehensive income (loss)
Items that will not be reclassified to net income:
Net actuarial loss on defined benefit plans (1)	—	—	(103)	—
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments (2)
Net fair value gain (loss) during the period	15	(450)	(88)	(391)
Cash flow hedges
Net fair value loss during the period (3)	(5)	(21)	(2)	(42)
Reclassification to income of net loss (4)	11	13	39	39
Other	—	(3)	2	(7)
Other Comprehensive Income (Loss)	21	(461)	(152)	(401)
Comprehensive Income (Loss)	$102	$(179)	$125	$668

(1)	Net of income taxes of $NIL (2015 — $NIL) for the three months ended September 30, 2016 and $60 (2015 — $NIL) for the nine months ended September 30, 2016.
(2)	Available-for-sale investments are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and other.
(3)	Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $2 (2015 — $11) for the three months ended September 30, 2016 and $NIL (2015 — $23) for the nine months ended September 30, 2016.
(4)	Net of income taxes of $(6) (2015 — $(7)) for the three months ended September 30, 2016 and $(22) (2015 — $(21)) for the nine months ended September 30, 2016.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	2

Condensed Consolidated Statements of Cash Flow

Unaudited			In millions of US dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Operating Activities
Net income	$81	$282	$277	$1,069
Adjustments to reconcile net income to cash provided by operating activities (Note 6)	166	223	631	652
Changes in non-cash operating working capital (Note 6)	48	(147)	(1)	(6)
Cash provided by operating activities	295	358	907	1,715
Investing Activities
Additions to property, plant and equipment	(191)	(280)	(648)	(802)
Other assets and intangible assets	(1)	(53)	(10)	(68)
Cash used in investing activities	(192)	(333)	(658)	(870)
Financing Activities
Proceeds from long-term debt obligations	—	—	—	494
Repayment of, and finance costs on, long-term debt obligations	—	(502)	(4)	(502)
Proceeds from (repayment of) short-term debt obligations	115	414	519	(122)
Dividends	(208)	(313)	(727)	(899)
Issuance of common shares	—	—	25	42
Cash used in financing activities	(93)	(401)	(187)	(987)
Increase (Decrease) in Cash and Cash Equivalents	10	(376)	62	(142)
Cash and Cash Equivalents, Beginning of Period	143	449	91	215
Cash and Cash Equivalents, End of Period	$153	$73	$153	$73
Cash and cash equivalents comprised of:
Cash	$48	$39	$48	$39
Short-term investments	105	34	105	34
	$153	$73	$153	$73

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars
			Accumulated Other Comprehensive (Loss) Income
	Share Capital	Contributed Surplus	Net unrealized gain (loss) on available-for- sale investments	Net (loss) gain on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity (1)
Balance — December 31, 2015	$1,747	$230	$77	$(117)	$—	(2)	$(10)	$(50)	$6,455	$8,382
Net income	—	—	—	—	—		—	—	277	277
Other comprehensive (loss) income	—	—	(88)	37	(103)		2	(152)	—	(152)
Dividends declared	—	—	—	—	—		—	—	(506)	(506)
Effect of share-based compensation including issuance of common shares	35	(1)	—	—	—		—	—	—	34
Shares issued for dividend reinvestment plan	13	—	—	—	—		—	—	—	13
Transfer of net actuarial loss on defined benefit plans	—	—	—	—	103		—	103	(103)	—
Balance — September 30, 2016	$1,795	$229	$(11)	$(80)	$—	(2)	$(8)	$(99)	$6,123	$8,048
Balance — December 31, 2014	$1,632	$234	$623	$(119)	$—	(2)	$(1)	$503	$6,423	$8,792
Net income	—	—	—	—	—		—	—	1,069	1,069
Other comprehensive loss	—	—	(391)	(3)	—		(7)	(401)	—	(401)
Dividends declared	—	—	—	—	—		—	—	(957)	(957)
Effect of share-based compensation including issuance of common shares	56	(2)	—	—	—		—	—	—	54
Shares issued for dividend reinvestment plan	32	—	—	—	—		—	—	—	32
Balance — September 30, 2015	$1,720	$232	$232	$(122)	$—	(2)	$(8)	$102	$6,535	$8,589

(1)	All equity transactions were attributable to common shareholders.
(2)	Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	4

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$153	$91
Receivables	575	640
Inventories (Note 7)	720	749
Prepaid expenses and other current assets	62	73
	1,510	1,553
Non-current assets
Property, plant and equipment	13,279	13,212
Investments in equity-accounted investees	1,223	1,243
Available-for-sale investments (Note 3)	886	984
Other assets	271	285
Intangible assets	182	192
Total Assets	$17,351	$17,469
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$1,036	$517
Payables and accrued charges	717	1,146
Current portion of derivative instrument liabilities	58	84
	1,811	1,747
Non-current liabilities
Long-term debt	3,714	3,710
Derivative instrument liabilities	70	109
Deferred income tax liabilities	2,407	2,438
Pension and other post-retirement benefit liabilities (Note 8)	621	431
Asset retirement obligations and accrued environmental costs	610	574
Other non-current liabilities and deferred credits	70	78
Total Liabilities	9,303	9,087
Shareholders’ Equity
Share capital (Note 9)	1,795	1,747
Contributed surplus	229	230
Accumulated other comprehensive loss	(99)	(50)
Retained earnings	6,123	6,455
Total Shareholders’ Equity	8,048	8,382
Total Liabilities and Shareholders’ Equity	$17,351	$17,469

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2016

Unaudited	In millions of US dollars except as otherwise noted

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms an integrated fertilizer and related industrial and feed products company. These unaudited interim condensed consolidated financial statements (“interim financial statements”) are based on International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies and methods of computation used in preparing these interim financial statements are consistent with those used in the preparation of the company’s 2015 annual consolidated financial statements.

These interim financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the company’s 2015 annual consolidated financial statements. In management’s opinion, the interim financial statements include all adjustments necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for any other interim period or the fiscal year.

These interim financial statements were authorized by the audit committee of the Board of Directors for issue on November 1, 2016.

Standards, Amendments and Interpretations Effective and Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied by the company.

Standard	Description	Impact
Amendments to IAS 1, Presentation of Financial Statements	Issued to improve the effectiveness of presentation and disclosure in financial reports, with the objective of reducing immaterial note disclosures.	Adopted prospectively effective January 1, 2016 with no change to the company’s interim financial statements. Immaterial disclosures are expected to be removed from the company’s annual consolidated financial statements.
Amendments to IAS 16, Property, Plant and Equipment and IAS 38, Intangible Assets	Issued to clarify acceptable methods of depreciation and amortization.	Adopted prospectively effective January 1, 2016 with no change to the company’s interim financial statements.
Amendments to IFRS 11, Joint Arrangements	Issued to provide additional guidance on accounting for the acquisition of an interest in a joint operation.	Adopted prospectively effective January 1, 2016 with no change to the company’s interim financial statements.

Standards, Amendments and Interpretations Not Yet Effective and Not Applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at September 30, 2016. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Expected Impact	Effective Date (1)
Amendments to IAS 7, Statement of Cash Flows	Issued to require a reconciliation of the opening and closing liabilities that form part of an entity’s financing activities, including both changes arising from cash flows and non-cash changes.	The company is reviewing the standard to determine the potential impact.	January 1, 2017, applied prospectively.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	6

Standard	Description	Expected Impact	Effective Date (1)
Amendments to IAS 12, Income Taxes	Issued to clarify the requirements on recognition of deferred tax assets for unrealized losses on debt instruments measured at fair value.	The company is reviewing the standard to determine the potential impact, if any; however, no significant impact is anticipated.	January 1, 2017, applied retrospectively with certain practical expedients available.
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively, and to enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain practical expedients available.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.
Amendments to IFRS 2, Share-Based Payment	Issued to provide clarification on the classification and measurement of share-based transactions. Specifically, accounting for cash-settled share-based transactions, share-based payment transactions with a net settlement feature and modifications of share-based payment transactions that change classification from cash-settled to equity settled.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, with the option of retrospective or prospective application.
IFRS 16, Leases	Issued to supersede IAS 17, IFRIC 4, SIC-15 and SIC-27, providing the principles for the recognition, measurement, presentation and disclosure of leases. Lessees will be required to recognize assets and liabilities for the rights and obligations created by leases. Lessors will continue to classify leases using a similar approach to that of the superseded standards but with enhanced disclosure to improve information about a lessor’s risk exposure, particularly to residual value risk.	The company is reviewing the standard to determine the potential impact.	January 1, 2019, applied retrospectively with certain practical expedients available.

(1)	Effective date for annual periods beginning on or after the stated date.

7	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

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

	Three Months Ended September 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$453	$333	$350	$—	$1,136
Freight, transportation and distribution — third party	(73)	(28)	(53)	—	(154)
Net sales — third party	380	305	297	—
Cost of goods sold — third party	(274)	(243)	(275)	—	(792)
Margin (cost) on inter-segment sales (1)	—	7	(7)	—	—
Gross margin	106	69	15	—	190
Depreciation and amortization	(59)	(53)	(53)	(18)	(183)
Assets	9,752	2,496	2,350	2,753	17,351
Cash outflows for additions to property, plant and equipment	94	44	54	(1)	191

(1)	Inter-segment net sales were $14.

	Three Months Ended September 30, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$603	$460	$466	$—	$1,529
Freight, transportation and distribution — third party	(55)	(23)	(50)	—	(128)
Net sales — third party	548	437	416	—
Cost of goods sold — third party	(254)	(292)	(350)	—	(896)
Margin (cost) on inter-segment sales (1)	—	16	(16)	—	—
Gross margin	294	161	50	—	505
Depreciation and amortization	(52)	(48)	(56)	(16)	(172)
Assets	9,678	2,560	2,369	2,858	17,465
Cash outflows for additions to property, plant and equipment	127	102	37	14	280

(1)	Inter-segment net sales were $25.

	Nine Months Ended September 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$1,227	$1,144	$1,027	$—	$3,398
Freight, transportation and distribution — third party	(196)	(88)	(121)	—	(405)
Net sales — third party	1,031	1,056	906	—
Cost of goods sold — third party	(714)	(777)	(835)	—	(2,326)
Margin (cost) on inter-segment sales (1)	—	27	(27)	—	—
Gross margin	317	306	44	—	667
Depreciation and amortization	(159)	(159)	(165)	(35)	(518)
Share of Canpotex’s (2) Prince Rupert project exit costs	(33)	—	—	—	(33)
Termination benefit costs	(32)	—	—	—	(32)
Impairment of property, plant and equipment	—	—	(27)	—	(27)
Assets	9,752	2,496	2,350	2,753	17,351
Cash outflows for additions to property, plant and equipment	259	178	142	69	648

(1)	Inter-segment net sales were $48.
(2)	Canpotex Limited (“Canpotex”).

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	8

	Nine Months Ended September 30, 2015
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$2,089	$1,501	$1,335	$—	$4,925
Freight, transportation and distribution — third party	(178)	(73)	(129)	—	(380)
Net sales — third party	1,911	1,428	1,206	—
Cost of goods sold — third party	(772)	(905)	(985)	—	(2,662)
Margin (cost) on inter-segment sales (1)	—	41	(41)	—	—
Gross margin	1,139	564	180	—	1,883
Depreciation and amortization	(170)	(141)	(181)	(25)	(517)
Assets	9,678	2,560	2,369	2,858	17,465
Cash outflows for additions to property, plant and equipment	341	285	127	49	802

(1)	Inter-segment net sales were $62.

3. Available-for-Sale Investments

The company assesses at the end of each reporting period whether there is objective evidence of impairment. A significant or prolonged decline in the fair value of the investment below its cost would be evidence that the asset is impaired. If objective evidence of impairment exists, the impaired amount (i.e. the unrealized loss) is recognized in net income; any subsequent reversals would be recognized in other comprehensive income (loss) (“OCI”) and would not flow back into net income. Any subsequent decline in fair value below the carrying amount at the impairment date would represent a further impairment to be recognized in net income.

At September 30, 2016, the company assessed whether there was objective evidence that its investment in Israel Chemicals Ltd. (“ICL”) was impaired. The fair value of the investment, recorded in the condensed consolidated statements of financial position, was $684 compared to the cost of $704. Factors considered in assessing impairment included the length of time and extent to which fair value had been below cost, and current financial and market conditions specific to ICL. The company concluded that objective evidence of impairment did not exist as at September 30, 2016 and, as a result, the unrealized holding loss of $20 was included in accumulated OCI. Impairment will be assessed again in future reporting periods if the fair value is below cost. The fair value was determined through the market value of ICL shares on the Tel Aviv Stock Exchange.

During 2012, the company concluded its investment in Sinofert Holdings Limited (“Sinofert”) was impaired due to the significance by which fair value was below cost. During 2014, the company concluded its investment in Sinofert was further impaired due to the fair value declining below the carrying amount of $238 at the previous impairment date. As a result, impairment losses of $341 and $38 were recognized in net income during 2012 and 2014, respectively. At June 30, 2016, the company concluded its investment in Sinofert was further impaired due to the fair value declining below the carrying amount of $200 at the previous impairment date. As a result, an impairment loss of $10 was recognized in net income during the nine months ended September 30, 2016. The fair value was determined through the market value of Sinofert shares on the Hong Kong Stock Exchange.

Changes in fair value, and related accounting, for the company’s investment in Sinofert since December 31, 2014 were as follows:

			Impact of Unrealized Loss on:
	Fair Value	Unrealized Loss	OCI and AOCI (1)	Net Income and Retained Earnings
Balance — December 31, 2014	$252	$(327)	$52	$(379)
Increase in fair value	14	14	14	—
Balance — December 31, 2015	$266	$(313)	$66	$(379)
Decrease in fair value	(51)	(51)	(51)	—
Balance — March 31, 2016	$215	$(364)	$15	$(379)
Decrease in fair value and recognition of impairment	(25)	(25)	(15)	(10)
Balance — June 30, 2016	$190	$(389)	$—	$(389)
Increase in fair value	8	8	8	—
Balance — September 30, 2016	$198	$(381)	$8	$(389)

(1)	Accumulated other comprehensive income (“AOCI”).

9	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

4. Other Income (Expenses)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Foreign exchange gain (loss)	$5	$24	$(14)	$36
Other (expenses) income	—	(16)	10	(25)
	$5	$8	$(4)	$11

5. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Income tax expense	$2	$90	$58	$382
Actual effective tax rate on ordinary earnings	16%	27%	20%	27%
Actual effective tax rate including discrete items	2%	24%	17%	26%
Discrete tax adjustments that impacted the tax rate	$(11)	$(11)	$(11)	$(5)

Significant items to note include the following:

•

The actual effective tax rate on ordinary earnings for the three and nine months ended September 30, 2016 decreased compared to the same periods last year due to significantly lower earnings in higher tax jurisdictions.

•

In second-quarter 2016, a $10 discrete non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded. This increased the actual effective tax rate including discrete items for the nine months ended September 30, 2016 by one percentage point.

•	In third-quarter 2015, a current tax recovery of $17 was recorded upon the conclusion of a tax authority audit.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	September 30, 2016	December 31, 2015
Current income tax assets
Current	Receivables	$36	$60
Non-current	Other assets	72	66
Deferred income tax assets	Other assets	13	10
Total income tax assets		$121	$136
Current income tax liabilities
Current	Payables and accrued charges	$(3)	$(14)
Non-current	Other non-current liabilities and deferred credits	(66)	(74)
Deferred income tax liabilities	Deferred income tax liabilities	(2,407)	(2,438)
Total income tax liabilities		$(2,476)	$(2,526)

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	10

6. Consolidated Statements of Cash Flow

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Reconciliation of cash provided by operating activities
Net income	$81	$282	$277	$1,069
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	183	172	518	517
Impairment of property, plant and equipment	—	—	27	—
Net (undistributed) distributed earnings of equity-accounted investees	(23)	(31)	21	(47)
Impairment of available-for-sale investment (Note 3)	—	—	10	—
Share-based compensation	3	1	8	20
Provision for deferred income tax	6	77	5	149
Pension and other post-retirement benefits	8	11	36	27
Asset retirement obligations and accrued environmental costs	(12)	5	13	(19)
Other long-term liabilities and miscellaneous	1	(12)	(7)	5
Subtotal of adjustments	166	223	631	652
Changes in non-cash operating working capital
Receivables	(66)	1	79	86
Inventories	63	(18)	20	(78)
Prepaid expenses and other current assets	6	(19)	9	(16)
Payables and accrued charges	45	(111)	(109)	2
Subtotal of changes in non-cash operating working capital	48	(147)	(1)	(6)
Cash provided by operating activities	$295	$358	$907	$1,715
Supplemental cash flow disclosure
Interest paid	$31	$37	$124	$130
Income taxes (recovered) paid	$(3)	$85	$43	$150

7. Inventories

	September 30, 2016	December 31, 2015
Finished products	$229	$302
Intermediate products	163	125
Raw materials	81	94
Materials and supplies	247	228
	$720	$749

The following items affected cost of goods sold:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Expensed inventories before the following items	$739	$802	$2,038	$2,505
Reserves, reversals and writedowns of inventories	2	4	21	5
	$741	$806	$2,059	$2,510

The carrying amount of inventory recorded at net realizable value was $55 as at September 30, 2016 (December 31, 2015 — $32), with the remaining inventory recorded at cost.

11	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

8. Pension and Other Post-Retirement Benefits

A remeasurement of the defined benefit plan assets and liabilities was performed at June 30, 2016. Due to a change in the discount rate and actual return on plan assets, the company’s defined benefit pension and other post-retirement benefit obligations increased by $184, plan assets increased by $21 and deferred income taxes decreased by $60. As a result, the company recorded net actuarial losses on defined benefit plan obligations of $103 in OCI, which was recognized immediately in retained earnings at June 30, 2016. There was no such remeasurement during the three months ended September 30, 2016.

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

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2015	836,540,151	$1,747
Issued under option plans	2,294,950	35
Issued for dividend reinvestment plan	808,373	13
Balance — September 30, 2016	839,643,474	$1,795

Dividends Declared

The company declared dividends per share of $0.10 (2015 — $0.38) during the three months ended September 30, 2016 and $0.60 (2015 — $1.14) during the nine months ended September 30, 2016.

In connection with the Proposed Transaction, as described in Note 15, under the terms of the Arrangement Agreement the company is permitted to pay quarterly dividends up to but not in excess of existing rates.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	12

10. Share-Based Compensation

During the nine months ended September 30, 2016, the company issued stock options and performance share units (“PSUs”) to eligible employees under the 2016 Long-Term Incentive Plan (“LTIP”). Information on stock options and PSUs is summarized below:

	2016 LTIP		Expense for all Share-Based Compensation Plans
	Units Granted	Units Outstanding as at September 30, 2016	Three Months Ended September 30		Nine Months Ended September 30
			2016	2015	2016	2015
Stock options	3,099,913	3,071,064	$2	$4	$8	$20
Share-settled PSUs	612,192	612,192	1	—	3	—
Cash-settled PSUs	1,004,548	1,004,548	3	—	7	—
			$6	$4	$18	$20

Grant date fair value per unit for stock options and share-settled PSUs is $2.04 and $17.19, respectively.

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

13	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Financial instruments included in the unaudited interim condensed consolidated statements of financial position are measured either at fair value or amortized cost. The tables below explain the valuation methods used to determine the fair value of each financial instrument and its associated level in the fair value hierarchy.

Financial Instruments Measured at Fair Value	Fair Value Method
Cash and cash equivalents	Assumed to approximate carrying value due to their short-term nature.
Available-for-sale investments	Based on the closing bid price of the common shares (Level 1) on the primary exchanges in which the relevant shares are traded as at the statements of financial position dates.
Foreign currency derivatives not traded in an active market	Determined using quoted forward exchange rates (Level 2) as at the statements of financial position dates.
Natural gas swaps not traded in an active market	Based on a discounted cash flow model. The inputs used in the model included contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity risk, the company’s own credit risk (related to instruments in a liability position) and counterparty credit risk (related to instruments in an asset position). Futures contract prices used as inputs in the model were supported by prices quoted in an active market and therefore categorized in Level 2. Prior to December 31, 2015, certain contract prices used as inputs in the model were not based on observable market data and therefore categorized in Level 3.
Natural gas futures	Based on closing prices provided by the exchange (NYMEX) (Level 1) as at the statements of financial position dates.

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Assumed to approximate carrying value due to their short-term nature.
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Assumed to approximate carrying value.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	September 30, 2016		December 31, 2015
	Carrying Amount of Liability (1)	Fair Value of Liability	Carrying Amount of Liability (1)	Fair Value of Liability
Long-term debt senior notes	$3,705	$4,106	$3,702	$3,912

(1)	Includes net unamortized debt issue costs.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	14

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis.

		Fair Value Measurements at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) (1)	Significant Other Observable Inputs (Level 2) (1,2)	Significant Unobservable Inputs (Level 3) (2)
September 30, 2016
Derivative instrument assets
Natural gas derivatives	$6	$—	$6	$—
Available-for-sale investments (3)	886	886	—	—
Derivative instrument liabilities
Natural gas derivatives	(128)	—	(128)	—
December 31, 2015
Derivative instrument assets
Natural gas derivatives	$9	$—	$9	$—
Available-for-sale investments (3)	984	984	—	—
Derivative instrument liabilities
Natural gas derivatives	(190)	—	(190)	—
Foreign currency derivatives	(3)	—	(3)	—

(1)	During the nine months ended September 30, 2016 and twelve months ended December 31, 2015, there were no transfers between Level 1 and Level 2.
(2)	During the nine months ended September 30, 2016, there were no transfers into or out of Level 3. During the twelve months ended December 31, 2015, there were no transfers into Level 3 and $120 of losses was transferred out of Level 3 into Level 2 as the company’s valuation technique used a significant portion of observable inputs. The company’s policy is to recognize transfers at the end of the reporting period.
(3)	Available-for-sale investments are comprised of shares in ICL, Sinofert and other.

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

13. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex, a potash export, sales and marketing company owned in equal shares by PCS and two other Canadian potash producers, which markets Canadian potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through September 30, 2016, there were no such operating losses or other liabilities.

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

15	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

USEPA order. The USEPA also has requested reimbursement of approximately $5 of previously incurred response costs. The ultimate amount of liability for PCS Nitrogen depends upon, among other factors, the final outcome of litigation to impose liability on additional parties, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•

PCS Phosphate Company, Inc. (“PCS Phosphate”) has agreed to participate, on a non-joint and several basis, with parties to an Administrative Settlement Agreement with the USEPA (“Settling Parties”) in a removal action and the payment of certain other costs associated with PCB soil contamination at the Ward Transformer Superfund Site in Raleigh, North Carolina (“Site”), including reimbursement of past USEPA costs. The removal activities commenced in August 2007. In September 2013, PCS Phosphate and other parties entered into an Administrative Order on Consent with the USEPA, pursuant to which a supplemental remedial investigation and focused feasibility study will be performed on the portion of the Site that was subject to the removal action. The response actions are nearly complete. The completed and anticipated remaining work on the Site is estimated to cost a total of $80. PCS Phosphate is a party to ongoing Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) contribution and cost-recovery litigation for the recovery of costs of the removal activities. In addition to activities focused on the soil at the Site, PCS Phosphate signed a consent decree with USEPA and a number of entities in September 2016 requiring remediation downstream of the area subject to the removal action (“Operable Unit 1”). PCS Phosphate currently expects that it will not incur any remediation costs for Operable Unit 1 pursuant to the consent decree. Court entry of the Operable Unit 1 consent decree will effectively end the cost recovery/contribution litigation because participants were required to settle with PCS Phosphate as a prerequisite and the consent decree requires participants to release all claims concerning the Site.

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

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	16

with the relevant agencies about this issue and is in the process of developing a compliance strategy, the costs of which cannot be estimated with any certainty at this time. In September 2016, the company filed an amended petition for reconsideration of the mercury emission limit in the Final Rule with the USEPA. However, whether the USEPA will grant any relief is uncertain. In the interim, the North Carolina Department of Environmental Quality (“NCDEQ”) has issued a Notice of Violation associated with the facility’s alleged exceedances of the new mercury limits, and the company is working with the NCDEQ to address these alleged violations via a negotiated settlement.

General

•

The countries where we operate are parties to the Paris Agreement adopted in December 2015 pursuant to the United Nations Framework Convention on Climate Change. Each country that is a party to the Paris Agreement submitted an Intended Nationally Determined Contribution (“INDC”) toward the control of greenhouse gas emissions. The impacts of these INDCs on the company’s operations cannot be determined with any certainty at this time. Prior to the adoption of the Paris Agreement, the USEPA adopted several rules to control such emissions using authority under existing environmental laws. None of these regulations has resulted in material limitations on greenhouse gas emissions at the company’s facilities. In October 2016, the Canadian government announced a national plan to put a price on carbon emissions beginning in 2018 of $10 per tonne and increasing by $10 per tonne each year through 2022 to be implemented either through a carbon tax or a cap and trade program at the election of each province. The province of Saskatchewan previously announced plans to impose a type of carbon levy on emissions over 2006 levels with an associated technology fund, but the status of those plans is uncertain. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

14. Related Party Transactions

The company sells potash from its Saskatchewan mines for use outside Canada and the US exclusively to Canpotex. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended September 30, 2016 were $221 (2015 — $316) and the nine months ended September 30, 2016 were $559 (2015 — $1,084). At September 30, 2016, $107 (December 31, 2015 — $148) was owing from Canpotex.

15. Proposed Transaction with Agrium

On September 11, 2016, the company entered into an Arrangement Agreement with Agrium Inc. (“Agrium”) pursuant to which the company and Agrium have agreed to combine their businesses (the “Proposed Transaction”) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act. The Proposed Transaction is currently anticipated to be completed in mid-2017 and is subject to customary closing conditions, including shareholder, court and other regulatory approvals.

Upon the closing of the Proposed Transaction, the company and Agrium will become indirect, wholly owned subsidiaries of a new parent company. PotashCorp shareholders will own approximately 52 percent of the new parent, and Agrium shareholders will own approximately 48 percent.

During the three and nine months ended September 30, 2016, the company incurred $8 of costs in connection with the Proposed Transaction. These costs primarily included financial advisory, legal and consulting fees.

17	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in US dollars)

The following discussion and analysis is the responsibility of management and is as at November 1, 2016. The Board of Directors (Board) carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

There have been no significant changes to how we approach governance from that described in our 2015 AIR (see pages 14 to 19).

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

Our strategy is to prioritize earnings growth and investment opportunities in potash, while complementing our business with other best-in-class assets. Our strategic priorities, depicted below and described in further detail, along with key target metrics, on pages 23 to 25 in our 2015 AIR did not change during the third quarter of 2016.

Proposed Transaction

During the third quarter of 2016, the company entered into an arrangement agreement (the Arrangement Agreement) with Agrium Inc. (Agrium) pursuant to which the company and Agrium have agreed to combine their businesses (the Proposed Transaction) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act (the CBCA). Upon the closing of the Proposed Transaction, the company and Agrium will become indirect, wholly owned subsidiaries of a new parent company (New Parent). PotashCorp shareholders will own approximately 52 percent of New Parent, and Agrium shareholders will own approximately 48 percent. The Proposed Transaction is currently anticipated to be completed in mid-2017 and is subject to customary closing conditions, including shareholder, court and other regulatory approvals.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	18

We believe that the creation of the combined company pursuant to the Proposed Transaction is aligned with our long-term objective to create superior shareholder value through 1) the creation of a world-class integrated global supplier of crop inputs; 2) the creation of a pre-eminent low-cost producer of potash and high-quality nitrogen and phosphate; 3) a leading retail-distribution platform combined with two world-class nutrient production platforms; 4) significant value creation from synergies of up to approximately $500 million; 5) compelling growth opportunities; 6) enhanced financial flexibility through a strong pro forma balance sheet and substantial cash flow to support growth initiatives and shareholder returns, including a robust dividend payout to return excess capital to shareholders, and a strong investment grade rating profile; and 7) best-in-class leadership and governance.

For a discussion of various risks relating to the Proposed Transaction, see the section “How We Approach Risk” below and Item 1A “Risk Factors” included in Part II of this Quarterly Report on Form 10-Q. In addition, please refer to our Current Reports on Form 8-K, and the documents filed therewith, filed with the SEC on September 12, 2016 and on October 6, 2016 and the various filings with Canadian provincial securities commissions including the joint information circular of PCS and Agrium dated October 3, 2016.

How We Approach Risk

In our 2015 AIR, we provide an overview of our approach to risk (page 27), explain how we use a risk management-ranking methodology to assess the key risks specific to our company (page 28) and provide a description of, management approach to and any significant developments for each key risk (pages 29 to 33). For a discussion on the risks applicable to PotashCorp, including risks related to the Proposed Transaction, see item 1A “Risk Factors” included in Part II of this Quarterly Report on Form 10-Q.

Our risk-ranking matrix, in terms of residual severity of consequence and likelihood, is displayed below.

Key risks with rankings unchanged from our 2015 AIR were as follows:

Risk	Risk Ranking	Associated Strategies (1)	Risk	Risk Ranking	Associated Strategies (1)
Global potash demand	B		Sustaining growth opportunities	C
Competitive supply	B		Trinidad natural gas supply	C
Offshore potash sales and distribution	B		Cyber security	C
Safety, health, environment and security	C		Realization of asset values	D
Extreme loss	C		Transportation and distribution infrastructure	D
International operations and non-operated assets	C

(1)	Brighter sections indicate the strategic priority (described on page 18 of this Form 10-Q) impacted by the risk. Faded sections mean the strategic priority is not significantly affected by the risk.

19	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Risks that have become key risks and key risks with rankings that have changed since our 2015 AIR were as follows:

Risk	Risk Ranking	Associated Strategies (1)	Developments
Stakeholders’ support for our business plans	C		The overall risk ranking remained a C. With anticipated benefits associated with the Proposed Transaction being subject to economic conditions at closing and requisite approvals yet to be obtained, we now include this as a key risk.
Operating capability	D		The overall risk ranking has decreased from C to D. We have reduced the likelihood of this risk given the expected completion of our Rocanville capacity expansion later this year.

(1)	Brighter sections indicate the strategic priority (described on page 18 of this Form 10-Q) impacted by the risk. Faded sections mean the strategic priority is not significantly affected by the risk.

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

Strategic Priority	Representative 2016 Annual Target	Performance to September 30, 2016
Portfolio & Return Optimization	Exceed total shareholder return (TSR) performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s TSR was 1 percent in the first nine months of 2016 compared to our sector’s weighted average return (based on market capitalization (1)) of -9 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 8 percent.
Operational Excellence	Achieve 96 percent ammonia reliability rate (2) for all US nitrogen plants and 88 percent in Trinidad.	Our ammonia reliability rate was 98 percent in the US and 94 percent in Trinidad for the first nine months of 2016.
People Development	Maintain an annual employee turnover rate of 5 percent or less (excluding retirements and workforce changes related to suspension of Picadilly potash operations).	Employee turnover rate (excluding retirements and workforce changes related to Picadilly) on an annualized basis for the first nine months of 2016 was 3 percent.
Safety & Health Excellence	Achieve zero life-altering injuries at our sites.	There were no life-altering injuries at our sites during the first nine months of 2016.
	Reduce total site recordable injury rate to 0.85 (or lower) and total lost-time injury rate to 0.09 (or lower).	During the first nine months of 2016, total site recordable injury rate was 0.92 and total lost-time injury rate was 0.08.
Environmental Excellence	By 2018, reduce total reportable incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	Annualized total reportable incidents were down 6 percent during the first nine months of 2016 compared to 2014 annual levels. Compared to the first nine months of 2015, total reportable incidents were up 6 percent.

(1)	TSRs are based on the currencies of the primary exchanges in which the relevant shares are traded.
(2)	Page 41 of our 2015 AIR initially described US and Trinidad operating rate percentages as our target. The company has clarified that the target refers to ammonia reliability rate, the company’s focus in the nitrogen segment. Operating rate is defined as actual production divided by capacity. Reliability rate is defined as actual production divided by capacity less non-reliability related downtime.

Performance Overview

This discussion and analysis are based on the company’s unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q (financial statements in this Form 10-Q) based on International Financial Reporting Standards as issued by the International Accounting Standards Board (IFRS), unless otherwise stated. All references to per-share amounts pertain to diluted net income per share.

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, this Form 10-Q should be read carefully, together with our 2015 AIR.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	20

Earnings Guidance — Third Quarter 2016

	Company Guidance	Actual Results
Earnings per share	$0.05 — $0.10	$0.10

Overview of Actual Results

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except per-share amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Sales	$1,136	$1,529	$(393)	(26)	$3,398	$4,925	$(1,527)	(31)
Gross margin	190	505	(315)	(62)	667	1,883	(1,216)	(65)
Operating income	138	421	(283)	(67)	496	1,599	(1,103)	(69)
Net income	81	282	(201)	(71)	277	1,069	(792)	(74)
Net income per share — diluted	0.10	0.34	(0.24)	(71)	0.33	1.28	(0.95)	(74)
Other comprehensive income (loss)	21	(461)	482	n/m	(152)	(401)	249	(62)

n/m	= not meaningful

Earnings in the third quarter and first nine months of 2016 were lower than the same periods of 2015 due to lower gross margins in potash, nitrogen and phosphate more than offsetting decreased income taxes and provincial mining and other taxes.

Global potash demand strengthened in the third quarter. Shipments to Latin America accelerated ahead of Brazil’s key planting season, and the settlement of contracts with customers in China and India led to the re-emergence of deliveries to these markets late in the quarter. Low dealer inventories and anticipation of a strong fall application season supported robust demand in North America. In this environment, global spot prices increased from last quarter’s lows.

Nitrogen markets remained at multi-year lows through the quarter. Benchmark prices were pressured by lower global energy costs and increased supply – including in North America where a number of new projects began ramping up. This impact was most evident in ammonia, while urea prices were more resilient due to relatively strong global demand and reduced exports from China.

Global phosphate markets were subdued during the third quarter as reduced Chinese exports were largely offset by increased production in other key producing regions. Liquid fertilizer prices declined more significantly as markets adjusted to the deterioration in prices of solid phosphate fertilizer products earlier in the year.

Other comprehensive income for the third quarter of 2016 was primarily the result of increases in the fair value of our investments in Israel Chemicals Ltd. (ICL) and Sinofert Holdings Limited (Sinofert). Other comprehensive loss for the first nine months of 2016 was primarily impacted by a net actuarial loss resulting from a remeasurement of our defined benefit plans and decreases in the fair value of our investments in ICL and Sinofert. Other comprehensive loss for the third quarter of 2015 mainly resulted from a decrease in the fair value of our investments in ICL and Sinofert. Other comprehensive loss for the first nine months of 2015 mainly resulted from a decrease in the fair value of our investment in ICL.

21	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

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

Potash Performance

Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
North America	$158	$194	(19)	1,019	684	49	$155	$283	(45)
Offshore	221	351	(37)	1,511	1,491	1	$146	$235	(38)
	379	545	(30)	2,530	2,175	16	$150	$250	(40)
Cost of goods sold	(269)	(246)	9				$(106)	$(113)	(6)
Gross margin	110	299	(63)				$44	$137	(68)
Other miscellaneous and purchased product gross margin (2)	(4)	(5)	(20)
Gross Margin	$106	$294	(64)				$42	$135	(69)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $1 million (2015 – $3 million) less cost of goods sold of $5 million (2015 – $8 million).

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	22

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
North America	$463	$700	(34)	2,647	2,132	24	$175	$328	(47)
Offshore	561	1,199	(53)	3,788	4,904	(23)	$148	$244	(39)
	1,024	1,899	(46)	6,435	7,036	(9)	$159	$270	(41)
Cost of goods sold	(690)	(748)	(8)				$(107)	$(106)	1
Gross margin	334	1,151	(71)				$52	$164	(68)
Other miscellaneous and purchased product gross margin (2)	(17)	(12)	42
Gross Margin	$317	$1,139	(72)				$49	$162	(70)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $7 million (2015 – $12 million) less cost of goods sold of $24 million (2015 – $24 million).

Potash gross margin variance was attributable to:

	Three Months Ended September 30 2016 vs. 2015				Nine Months Ended September 30 2016 vs. 2015
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$72	$(142)	$(6)	$(76)	$108	$(406)	$(32)	$(330)
Offshore	8	(139)	18	(113)	(174)	(365)	52	(487)
Change in market mix	(12)	11	1	—	(59)	58	1	—
Total manufactured product	$68	$(270)	$13	$(189)	$(125)	$(713)	$21	$(817)
Other miscellaneous and purchased product				1				(5)
Total				$(188)				$(822)

Sales to major offshore markets were as follows:

	Three Months Ended September 30						Nine Months Ended September 30
	By Canpotex (1)			From New Brunswick			By Canpotex (1)			From New Brunswick
	Percentage of Sales Volumes			Percentage of Sales Volumes			Percentage of Sales Volumes			Percentage of Sales Volumes
	2016	2015	% Change	2016 (3)	2015	% Change	2016	2015	% Change	2016 (3)	2015	% Change
Other Asian markets (2)	32	29	10		—	—	38	35	9		—	—
Latin America	35	40	(13)		100	—	37	33	12		100	—
China	11	11	—		—	—	10	15	(33)		—	—
India	19	15	27		—	—	9	11	(18)		—	—
Other markets	3	5	(40)		—	—	6	6	—		—	—
	100	100			100		100	100			100

(1)	Canpotex Limited (Canpotex).
(2)	All Asian markets except China and India.
(3)	Our international customers were served by New Brunswick through 2015, and have since been served through Canpotex.

23	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices	i Our average realized price was down, reflecting the significant price decline experienced in the first half of 2016.	i Prices declined mainly as a result of weaker demand through the first half of 2016 and increased competitive pressures.
Sales Volumes	h Record sales volumes for the quarter were due to strong engagement in nearly all key markets.	i Offshore volumes were down largely due to the absence of contracts in China and India in the first half of 2016.
h Stronger North America demand was driven by agronomic need and strong potash affordability.
Cost of Goods Sold

i    Maintenance costs were higher at Rocanville and Lanigan as annual maintenance at these sites was completed in the third quarter of 2016, while in 2015 it was deferred from the third quarter to the fourth quarter.

h   Royalty costs declined due to lower average North America listed sales prices per tonne.

i   North America cost of goods sold variance was negative due to more of that product coming from mines impacted by deferred annual maintenance noted above.

h   Offshore cost of goods sold variance was positive as a relatively higher percentage of products sold was produced at lower-cost mines.

i    North America cost of goods sold variance was negative due to the indefinite suspension of potash operations at Picadilly in the first quarter of 2016 and annual maintenance costs being deferred to the fourth quarter in 2015.

h   The Canadian dollar weakened relative to the US dollar.

i    Shutdown weeks were higher in 2016 (21 weeks) compared to 2015 (13 weeks), largely as a result of our strategy to match production to market demand.

h    Royalty costs declined due to lower average North America listed sales prices per tonne.

Non-Financial Performance

		Three Months Ended September 30			Nine Months Ended September 30
		2016	2015	% Change	2016	2015	% Change
Production	KCl tonnes produced (thousands)	1,557	2,131	(27)	6,060	7,130	(15)
Safety	Total site recordable injury rate	1.43	2.26	(37)	1.45	1.82	(20)
	Total lost-time injury rate	—	—	—	0.08	0.10	(20)
Employee	Employee turnover rate (annualized)	3.8%	4.8%	(21)	3.6%	4.2%	(14)
Environmental	Environmental incidents	2	2	—	6	4	50
	Waste (million tonnes)	3.4	4.6	(26)	13.0	15.2	(14)

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	24

The most significant contributors to the changes in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Production	Production was down due to the indefinite suspension of our Picadilly potash operations (no production in 2016).
Safety	There were 13 recordable injuries, with no lost-time injuries in 2016, compared to 25 recordable injuries and no lost-time injuries in 2015.	In 2016, there were 38 recordable injuries and two lost-time injuries and in 2015 there were 57 recordable injuries and three lost-time injuries. The decrease in injury rates between years was partially offset by fewer hours worked in 2016 compared to 2015.
Employee	Employee turnover fell as departures decreased to 22 in 2016 compared to 32 in 2015.	Employee turnover fell as departures decreased to 68 in 2016 compared to 83 in 2015.
Environmental	In 2016, we experienced one release of oil/grease into a containment pond and one wetland permit exceedance for topsoil. In 2015, we experienced two brine spills.	In 2016, we experienced six incidents: two potash spills, one brine spill, one water release with high suspended solids, one oil/grease spill and one wetland permit exceedance for topsoil. In the first nine months of 2015, environmental incidents included brine spills and a minor propane gas release.
Less waste was produced during manufacturing due to lower potash production quarter over quarter and year over year.

Nitrogen Performance

Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product (2)
Net sales
Ammonia	$145	$240	(40)	576	551	5	$252	$434	(42)
Urea	66	76	(13)	290	216	34	$226	$352	(36)
Solutions, nitric acid, ammonium nitrate	103	140	(26)	700	659	6	$148	$212	(30)
	314	456	(31)	1,566	1,426	10	$200	$319	(37)
Cost of goods sold	(248)	(299)	(17)				$(158)	$(210)	(25)
Gross margin	66	157	(58)				$42	$109	(61)
Other miscellaneous and purchased product gross margin (3)	3	4	(25)
Gross Margin	$69	$161	(57)				$44	$113	(61)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Includes inter-segment ammonia sales, comprised of: net sales $13 million, cost of goods sold $7 million and 37,000 sales tonnes (2015 – net sales $25 million, cost of goods sold $9 million and 43,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
(3)	Comprised of third-party and inter-segment sales, including: third-party net sales $4 million less cost of goods sold $2 million (2015 – net sales $6 million less cost of goods sold $2 million) and inter-segment net sales $1 million less cost of goods sold $NIL (2015 – net sales $NIL less cost of goods sold $NIL). Inter-segment profits are eliminated on consolidation.

25	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product (2)
Net sales
Ammonia	$510	$753	(32)	1,720	1,661	4	$296	$453	(35)
Urea	223	271	(18)	857	740	16	$260	$366	(29)
Solutions, nitric acid, ammonium nitrate	355	435	(18)	2,160	1,966	10	$165	$221	(25)
	1,088	1,459	(25)	4,737	4,367	8	$230	$334	(31)
Cost of goods sold	(794)	(908)	(13)				$(168)	$(208)	(19)
Gross margin	294	551	(47)				$62	$126	(51)
Other miscellaneous and purchased product gross margin (3)	12	13	(8)
Gross Margin	$306	$564	(46)				$65	$129	(50)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Includes inter-segment ammonia sales, comprised of: net sales $47 million, cost of goods sold $21 million and 116,000 sales tonnes (2015 – net sales $61 million, cost of goods sold $21 million and 113,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
(3)	Comprised of third-party and inter-segment sales, including: third-party net sales $15 million less cost of goods sold $4 million (2015 – net sales $30 million less cost of goods sold $18 million) and inter-segment net sales $1 million less cost of goods sold $NIL (2015 – net sales $1 million less cost of goods sold $NIL). Inter-segment profits are eliminated on consolidation.

Nitrogen gross margin variance was attributable to:

	Three Months Ended September 30 2016 vs. 2015				Nine Months Ended September 30 2016 vs. 2015
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$4	$(105)	$46	$(55)	$11	$(270)	$118	$(141)
Urea	9	(37)	15	(13)	15	(91)	27	(49)
Solutions, nitric acid, ammonium nitrate	1	(39)	11	(27)	16	(116)	29	(71)
Hedge	—	—	4	4	—	—	4	4
Change in product mix	3	(4)	1	—	10	(17)	7	—
Total manufactured product	$17	$(185)	$77	$(91)	$52	$(494)	$185	$(257)
Other miscellaneous and purchased product				(1)				(1)
Total				$(92)				$(258)

	Three Months Ended September 30				Nine Months Ended September 30
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne		Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2016	2015	2016	2015	2016	2015	2016	2015
Fertilizer	542	479	$187	$314	1,755	1,450	$229	$336
Industrial and Feed	1,024	947	$208	$322	2,982	2,917	$230	$333
	1,566	1,426	$200	$319	4,737	4,367	$230	$334

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	26

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices	i Weaker benchmark pricing pulled down realizations for all our products.	i Our average realized price declined as lower global energy costs and new nitrogen capacity pressured prices for all products.
Sales Volumes	h Sales volumes were up due to increased production at our expanded Lima facility.

h  Volumes grew due to increased demand and additional production availability at our recently expanded Lima facility. In 2015, volumes were impacted by weaker fertilizer demand and limited product availability from our Lima facility.

Cost of Goods Sold

h  Average costs, including our hedge position, for natural gas used as feedstock in production decreased 31 percent. Costs for natural gas used as feedstock in Trinidad production fell 49 percent (contract price indexed primarily to Tampa ammonia prices) while our US spot costs for natural gas decreased 2 percent. Including losses on our hedge position, our US gas prices fell 10 percent.

h  Average costs, including our hedge position, for natural gas used as feedstock in production decreased 31 percent. Costs for natural gas used as feedstock in Trinidad production fell 42 percent (contract price indexed primarily to Tampa ammonia prices) while our US spot costs for natural gas decreased 18 percent. Including losses on our hedge position, our US gas prices fell 18 percent.

Non-Financial Performance

		Three Months Ended September 30			Nine Months Ended September 30
		2016	2015	% Change	2016	2015	% Change
Production	N tonnes produced (thousands)	799	734	9	2,359	2,279	4
	Ammonia operating rate	90%	83%	8	88%	87%	1
Safety	Total site recordable injury rate	0.47	0.79	(41)	0.44	0.40	10
	Total lost-time injury rate	—	0.10	(100)	0.10	0.04	150
Employee	Employee turnover rate (annualized)	3.4%	2.5%	36	2.3%	4.0%	(43)
Environmental	Greenhouse gas emissions (CO2 equivalent tonnes/tonne of product)	2.0	2.1	(5)	2.0	2.0	—
	Environmental incidents	2	2	—	6	5	20

27	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

The most significant contributors to the changes in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Safety	In 2016 there were three recordable injuries compared to eight in 2015. There were no lost-time incidents in 2016 compared to one in 2015.	There were nine recordable injuries, including two lost-time injuries in 2016 compared to 11 recordable injuries and one lost-time injury in 2015.
Employee	Employee turnover rose as departures increased to seven in 2016 compared to five in 2015.	Employee turnover fell as departures decreased to 14 in 2016 compared to 24 in 2015.
Environmental	Environmental incidents in 2016 involve one ammonia release and one NOx/nitric acid release event. In 2015, two ammonia releases occurred.	The six incidents in 2016 consisted of three ammonia releases, one urea solution spill, one fluoride air permit exceedance and one NOx/nitric acid release event. Environmental incidents in 2015 consisted of four ammonia releases and one urea solution spill.

Phosphate Performance

Financial Performance

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
Fertilizer	$168	$230	(27)	537	485	11	$313	$475	(34)
Feed and Industrial	128	179	(28)	232	277	(16)	$554	$647	(14)
	296	409	(28)	769	762	1	$385	$538	(28)
Cost of goods sold	(281)	(362)	(22)				$(366)	$(475)	(23)
Gross margin	15	47	(68)				$19	$63	(70)
Other miscellaneous and purchased product gross margin (2)	—	3	(100)
Gross Margin	$15	$50	(70)				$20	$66	(70)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $1 million (2015 – $7 million) less cost of goods sold of $1 million (2015 – $4 million).

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne (1)
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Manufactured product
Net sales
Fertilizer	$467	$608	(23)	1,248	1,239	1	$374	$491	(24)
Feed and Industrial	435	550	(21)	750	853	(12)	$580	$645	(10)
	902	1,158	(22)	1,998	2,092	(4)	$451	$554	(19)
Cost of goods sold	(860)	(984)	(13)				$(430)	$(471)	(9)
Gross margin	42	174	(76)				$21	$83	(75)
Other miscellaneous and purchased product gross margin (2)	2	6	(67)
Gross Margin	$44	$180	(76)				$22	$86	(74)

(1)	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
(2)	Comprised of net sales of $4 million (2015 – $48 million) less cost of goods sold of $2 million (2015 – $42 million).

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	28

Phosphate gross margin variance was attributable to:

	Three Months Ended September 30 2016 vs. 2015				Nine Months Ended September 30 2016 vs. 2015
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$5	$(88)	$67	$(16)	$1	$(145)	$84	$(60)
Feed and Industrial	(6)	(22)	12	(16)	(13)	(53)	(6)	(72)
Change in product mix	3	(8)	5	—	3	(6)	3	—
Total manufactured product	$2	$(118)	$84	$(32)	$(9)	$(204)	$81	$(132)
Other miscellaneous and purchased product				(3)				(4)
Total				$(35)				$(136)

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Quarter over Quarter	Year over Year
Net Sales Prices	i Our average realized price was down due to increased competitive supply and lower input costs.	i Our average realized price was down, most notably for fertilizer products, as a result of weaker demand and lower input costs.
Cost of Goods Sold

h  Sulfur costs were down 43 percent, decreasing our cost of goods sold.

h  Favorable adjustments to our asset retirement obligations occurred in 2016 (due to an increase in the relevant discount rates) while unfavorable adjustments occurred in 2015 (due to a decrease in the relevant discount rates).

h  Cost of goods sold was lower due to the initial realization of efficiency and procurement initiatives started in the second half of 2015, lower sulfur costs (36 percent) and reduced ammonia costs (26 percent).

i   A discount rate reduction resulted in an increase in provisions for asset retirement obligations.

i  An impairment of property, plant and equipment related to a product that the company will no longer produce resulted in a negative cost of goods sold variance in feed and industrial.

29	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Non-Financial Performance

		Three Months Ended September 30			Nine Months Ended September 30
		2016	2015	% Change	2016	2015	% Change
Production	P2O5 tonnes produced (thousands)	399	442	(10)	1,107	1,187	(7)
	P2O5 operating rate	84%	93%	(10)	78%	83%	(6)
Safety	Life-altering injuries	—	—	—	—	1	(100)
	Total site recordable injury rate	0.86	0.77	12	0.89	0.83	7
	Total lost-time injury rate	—	0.38	(100)	0.08	0.17	(53)
Employee	Employee turnover rate (annualized)	2.7%	3.1%	(13)	2.7%	3.3%	(18)
Environmental	Environmental incidents	1	2	(50)	4	7	(43)
	Water consumption (m3 per tonne of product)	36	24	50	31	26	19

The most significant contributors to the changes in non-financial results were as follows:

	Quarter over Quarter	Year over Year
Safety	In 2016, there were seven recordable injuries, with no lost-time injuries, compared to six recordable injuries and three lost-time injuries in 2015.	In 2016, there were 21 recordable injuries compared to 19 recordable in 2015. Combined with slightly more hours worked in 2016, a slightly higher recordable injury frequency resulted. There were two lost-time injuries in 2016 compared to four in 2015.
Environmental	In 2016, one incident involved a slightly low water pH release. In 2015, there were two air permit exceedances.	In 2016, incidents were related to a release of higher suspended solids in waste water, a release of ammonia to air, one air permit exceedance for mercury and one slightly low water pH release. In 2015, incidents primarily related to releases of higher suspended solids and phosphorus in waste water and a phosphoric acid spill.
Water consumption rose quarter over quarter and year over year as certain processes at our White Springs facility continue to need water even when product is not being manufactured.

Other Expenses and Income

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except percentage amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Selling and administrative expenses	$(59)	$(52)	$(7)	13	$(167)	$(172)	$5	(3)
Provincial mining and other taxes	(31)	(79)	48	(61)	(88)	(264)	176	(67)
Share of earnings of equity-accounted investees	25	32	(7)	(22)	74	103	(29)	(28)
Dividend income	8	7	1	14	24	38	(14)	(37)
Impairment of available-for-sale investment	—	—	—	—	(10)	—	(10)	n/m
Other income (expenses)	5	8	(3)	(38)	(4)	11	(15)	n/m
Finance costs	(55)	(49)	(6)	12	(161)	(148)	(13)	9
Income taxes	(2)	(90)	88	(98)	(58)	(382)	324	(85)

n/m	= not meaningful

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	30

The most significant contributors to the change in other expenses and income were as follows:

	Quarter over Quarter	Year over Year
Provincial Mining and Other Taxes	Provincial mining and other taxes decreased primarily due to weaker potash prices.
Earnings of Equity-Accounted Investees	Share of earnings of equity-accounted investees pertains primarily to SQM and APC. Lower earnings were mainly due to lower earnings at APC.
Dividend Income	Change was not significant.	Dividend income from ICL decreased.
Impairment of Available-for-Sale Investment	As discussed in Note 3 to the financial statements in this Form 10-Q, a non-taxable impairment loss of $10 million was recorded in net income during the first nine months of 2016 ($NIL for the third quarter of 2016) on our investment in Sinofert ($NIL for the third quarter and first nine months of 2015).
Finance Costs
Income Taxes

For the third quarter and first nine months of 2016, income taxes decreased due to significantly lower earnings in higher tax jurisdictions. For the first nine months of 2016, 89 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2015 – 60 percent) and 11 percent related to deferred income taxes (2015 – 40 percent). The increase in the current portion was due to different income weightings between jurisdictions.

	Effective Tax Rates and Discrete Items Dollars (millions), except percentage amounts
		Three Months Ended September 30		Nine Months Ended September 30
		2016	2015	2016	2015
	Actual effective tax rate on ordinary earnings	16%	27%	20%	27%
	Actual effective tax rate including discrete items	2%	24%	17%	26%
	Discrete tax adjustments that impacted the rate	$11	$11	$11	$5

Other Non-Financial Information

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except percentage amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Taxes and royalties (1)	$40	$119	$(79)	(66)	$199	$576	$(377)	(65)

(1)	Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

The most significant contributors to the change in other non-financial information were as follows:

	Quarter over Quarter	Year over Year
Taxes and Royalties	Taxes and royalties declined due to the decreases in provincial mining and other taxes (described above) and in current income taxes. The reduction in current income taxes was primarily due to significantly lower earnings in 2016 compared to the same periods in 2015.

31	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

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
i Payables and accrued charges were lower mainly due to a decrease in dividends payable and lower trade payables.
h Pension and other post-retirement benefit liabilities were impacted by lower discount rates.

Equity
i Equity was mainly impacted by net income (discussed in more detail above) and dividends declared.

As at September 30, 2016, $107 million (December 31, 2015 – $61 million) of our cash and cash equivalents was held in certain foreign subsidiaries. There are no current plans to repatriate the funds at September 30, 2016 in a manner that would result in tax consequences.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations and Other Commitments

Our contractual obligations and other commitments detailed on page 82 of our 2015 AIR summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year, planned (but not legally committed) capital expenditures or potential share repurchases. The signing of ammonia vessel agreements in the first quarter of 2016 increased our operating leases in the contractual obligations and other commitments table referenced above as follows to September 30: 2017 – $28 million, 2018 – $26 million, 2019 – $26 million, 2020 – $26 million, 2021 – $26 million and thereafter – $126 million.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	32

Capital Expenditures

Page 57 of our 2015 AIR outlines key potash construction projects and their expected total cost, as well as the impact of these projects on capacity expansion/debottlenecking and any expected remaining spending on each project still in progress. There have been no significant changes to the costs of these projects during the third quarter of 2016.

We anticipate that all capital spending will be financed by internally generated cash flows supplemented, if and as necessary, by borrowing from existing or other available financing sources.

Sources and Uses of Cash

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except percentage amounts	2016	2015	Change	% Change	2016	2015	Change	% Change
Cash provided by operating activities	$295	$358	$(63)	$(18)	$907	$1,715	$(808)	$(47)
Cash used in investing activities	(192)	(333)	141	(42)	(658)	(870)	212	(24)
Cash used in financing activities	(93)	(401)	308	(77)	(187)	(987)	800	(81)
Increase (Decrease) in Cash and Cash Equivalents	$10	$(376)	$386	n/m	$62	$(142)	$204	n/m

n/m	= not meaningful

33	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

The most significant contributors to the changes in cash flows were as follows:

	Quarter over Quarter	Year over Year
Cash Provided by Operating Activities

Cash provided by operating activities was impacted by:

• Lower net income in 2016;

•  Cash inflows from inventories in 2016 compared to outflows in 2015; and

•  Cash inflows from payables in 2016 compared to cash outflows in 2015.

Cash provided by operating activities was impacted by:

•  Lower net income in 2016;

•  A lower non-cash provision for deferred income taxes;

•  Cash inflows from inventories in 2016 compared to outflows in 2015; and

•  Cash outflows from payables in 2016 compared to cash inflows in 2015.

Cash Used in Investing Activities	Cash used in investing activities was primarily for additions to property, plant and equipment.
Cash Used in Financing Activities	Cash used in financing activities in 2016 was largely the result of dividends paid more than offsetting proceeds from the issuance of commercial paper. Cash used in financing activities in 2015 was primarily due to repayment of senior notes and dividends paid exceeding proceeds from commercial paper.	Cash used in financing activities in 2016 was largely the result of dividends paid more than offsetting proceeds from the issuance of commercial paper. Cash used in financing activities in 2015 was primarily due to dividends paid, repayment of senior notes and repayment of commercial paper exceeding proceeds from senior notes.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	34

We believe that internally generated cash flow, supplemented if and as necessary by available borrowings under our existing financing sources, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, inclusive of requirements relating to the Proposed Transaction, but exclusive of any possible acquisitions. At this time, we do not reasonably expect any presently known trend or uncertainty to materially affect our ability to access our historical sources of liquidity.

Capital Structure and Management

Principal Debt Instruments

We use a combination of cash generated from operations and short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility, and fixed rates on our senior notes.

During the first quarter of 2016, the company extended its entire $3,500 million credit facility to May 31, 2020 and in the second quarter of 2016, $3,250 million was extended to May 31, 2021. During the third quarter of 2016, we extended the maturity on our $75 million short-term line of credit to August 2017 (from August 2016). There were no other significant changes to the nature of our outstanding commercial paper, credit facility, short-term line of credit and uncommitted letter of credit facility described on page 85 in our 2015 AIR. As at September 30, 2016, interest rates on outstanding commercial paper ranged from 0.8 percent to 1.0 percent. (December 31, 2015 – 0.5 percent to 0.8 percent).

The line of credit and credit facility have financial tests and covenants, including consequences of non-compliance, with which we must comply at each quarter-end. The covenants referenced on page 85 of our 2015 AIR remained consistent during the first nine months of 2016, with the exception of certain covenants for our credit facility and short-term line of credit. For our credit facility, the debt-to-capital ratio covenant was increased from 0.60 to 0.65 and the long-term debt-to-EBITDA covenant was removed in the second quarter of 2016. During the third quarter of 2016 these same covenant changes were applied to our short-term line of credit. We were in compliance with all covenants as at September 30, 2016 and at this time anticipate being in compliance with such covenants through 2016.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at September 30
Dollars (millions), except ratio amounts	Limit	2016
Debt-to-capital ratio (1)	≤ 0.65	0.37
Debt of subsidiaries	<$ 1,000	$4

The following non-IFRS financial measure is a requirement of our debt covenants and should not be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with IFRS:

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

35	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Moody’s	A3 (negative)	A3 (negative)	P-2	P-2
Standard & Poor’s	BBB+ (stable)	A- (stable)	A-2 (1)	A-2 (1)

(1)	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $3,750 million of senior notes were issued under US shelf registration statements. Under certain conditions related to a change in control, the company is required to make an offer to purchase all, or any part, of the senior notes at 101 percent of the $3,750 million outstanding principal amount of the notes to be repurchased, plus accrued and unpaid interest. If the Proposed Transaction is completed, certain downgrades in the credit ratings below investment grade would trigger a change in control offer under existing debt securities.

For the first nine months of 2016, our weighted average cost of capital was 7.4 percent (2015 – 7.1 percent), of which 75 percent represented the cost of equity (2015 – 85 percent).

Outstanding Share Data

	September 30, 2016	December 31, 2015
Common shares issued and outstanding	839,643,474	836,540,151
Options to purchase common shares outstanding	19,504,664	19,153,275
Share-settled performance share units	612,192	—
Number of share-settled compensation plans	10	10

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

Quarterly Financial Highlights

Dollars (millions), except per-share amounts	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Financial Performance
Sales	$1,136	$1,053	$1,209	$1,354	$1,529	$1,731	$1,665	$1,902
Gross margin	190	243	234	386	505	711	667	746
Net income	81	121	75	201	282	417	370	407
Net income per share – basic (1)	0.10	0.14	0.09	0.24	0.34	0.50	0.45	0.49
Net income per share – diluted (1)	0.10	0.14	0.09	0.24	0.34	0.50	0.44	0.49
Non-Financial Performance
Total shareholder return percentage	2	(3)	2	(15)	(33)	(3)	(8)	3
Employee turnover percentage (annualized)	3	4	3	3	4	4	4	3
Total site recordable injury rate	0.92	0.69	1.15	0.97	1.29	0.85	0.92	0.66
Environmental incidents	5	3	9	8	6	5	5	5

(1)	Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter, including the dilutive number of shares assumed for the diluted earnings per share computation; therefore, as the number of shares varies each period, quarterly amounts may not add to the annual total.

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to sales that can be seasonal.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	36

Other Financial Information

Related Party Transactions

Refer to Note 14 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies in the first nine months of 2016. Certain of these policies, such as long-lived asset impairment, derivative instruments, provisions and contingencies for asset retirement, environmental and other obligations, and capitalization and depreciation of property, plant and equipment, involve critical accounting estimates because they require us to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions, particularly in the current market environment.

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

Outlook

Potash Market Outlook

We expect strong customer engagement will continue in the fourth quarter, with a healthy order book in place for fall application in the domestic market and Canpotex fully committed through the remainder of the year. We maintain our 2016 global shipment estimate of 58-61 million tonnes and anticipate fundamentals to remain supportive as we enter 2017.

In North America, all signs point to another record harvest. Strong affordability and significant nutrient removal are expected to support demand through the final months of 2016. For the full year, we expect shipments in the range of 9.2-9.7 million tonnes, consistent with our previous estimate and above 2015 levels. With its substantial agronomic need and favorable crop economics, we expect shipments to Latin America will remain robust for the rest of the year and we have increased our full-year shipment range to 11.0-11.5 million tonnes, slightly above the previous year.

In China, deliveries under 2016 contracts are expected to support shipments for the balance of the year. We estimate annual shipments in the range of 13.5-14.5 million tonnes, consistent with our previous estimate but below last year’s record level. Even with healthy second-half deliveries, we expect strong underlying consumption will keep inventories well below those seen at the beginning of 2016.

In India, lower farm retail prices are expected to support increased consumption for the remainder of 2016. However, given the slow pace of shipments due to contract delays earlier in the year, we have lowered our range to 3.5-4.0 million tonnes, below 2015 levels. Canpotex has commitments to ship to its customers in this market for the rest of 2016.

In Other Asian markets, we expect good buyer engagement for the rest of 2016, supported by lower inventories, strong palm oil prices and improved moisture conditions. We have maintained our estimated shipment range of 8.3-8.7 million tonnes, slightly below 2015’s total.

37	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Financial Outlook

Taking the above market factors into consideration, we have narrowed the guidance range for our potash sales volumes to 8.5-8.7 million tonnes and refined gross margin expectations to $400-$500 million. While signs of a recovery in potash are increasingly visible, most of the benefits from recent improvements are expected to be realized late this year and in 2017.

In nitrogen and phosphate, weaker prices are expected to affect our results for the rest of 2016. Accordingly, we have tightened our gross margin guidance range to $400-$450 million.

With greater clarity on the remaining months of 2016, we have refined our estimates for provincial mining and other taxes to a range of 23-25 percent of potash gross margin (excluding $32 million of New Brunswick severance costs) and our range for income from offshore equity investments to $125-$135 million.

We have lowered our estimate for our effective income tax rate to a range of 14-16 percent, given reduced earnings and a greater proportion of income from lower-tax jurisdictions. Additionally, we have brought down our range for selling and administrative expenses to $215-$225 million due to lower expected corporate expenses related to reduced earnings.

As a result of these changes, we have narrowed our full-year 2016 earnings guidance range to $0.40-$0.45 per share, which includes first-half notable charges of $0.11 per share primarily related to the suspension of our Picadilly mine in New Brunswick and our share of Canpotex’s Prince Rupert project exit costs.

Following a review of best practices in the provision of guidance, in 2017 we will continue to provide annual guidance, including specific elements consistent with past practice, but we will discontinue quarterly earnings per share guidance.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	38

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, those in the “Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995 and other US federal securities laws) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future performance. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “forecast,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Quarterly Report on Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, including the Proposed Transaction, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following: the Proposed Transaction, including the failure to satisfy all required conditions, including required regulatory, Canadian court and securityholder approvals, or to satisfy or obtain waivers with respect to all other closing conditions in a timely manner and on favorable terms or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the Arrangement Agreement; certain costs that we may incur in connection with the Proposed Transaction; certain restrictions in the Arrangement Agreement on our ability to take action outside the ordinary course of business without the consent of Agrium; the effect of the announcement of the Proposed Transaction on our ability to retain customers, suppliers and personnel and on our operating future business and operations generally; risks related to diversion of management time from ongoing business operations due to the Proposed Transaction; failure to realize the anticipated benefits of the Proposed Transaction and to successfully integrate Agrium and PotashCorp; the risk that our credit ratings may be downgraded or there may be adverse conditions in the credit markets; variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks and uncertainties related to any operating and workforce changes made in response to our industry and the markets we serve, including mine and inventory shutdowns; adverse or uncertain economic conditions and changes in credit and financial markets; economic and political uncertainty around the world; changes in capital markets; the results of sales contract negotiations; unexpected or adverse weather conditions; changes in currency and exchange rates; risks related to reputational loss; the occurrence of a major safety incident; inadequate insurance coverage for a significant liability; inability to obtain relevant permits for our operations; catastrophic events or malicious acts, including terrorism; certain complications that may arise in our mining process, including water inflows; risks and uncertainties related to our international operations and assets; our ownership of non-controlling equity interests in other companies; our prospects to reinvest capital in strategic opportunities and acquisitions; risks associated with natural gas and other hedging activities; security risks related to our information technology systems; imprecision in reserve estimates; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; changes in, and the effects of, government policies and regulations; earnings and the decisions of taxing authorities which could affect our effective tax rates; increases in the price or reduced availability of the raw materials that we use; our ability to attract, develop, engage and retain skilled employees; strikes or other forms of work stoppage or slowdowns; rates of return on, and the risks associated with, our investments and capital expenditures; timing and impact of capital expenditures; the impact of further innovation; adverse developments in new and pending legal proceedings or government investigations; and violations of our governance and compliance policies. Additional risks and uncertainties can be found in our Form 10-K for the year ended December 31, 2015 under the captions “Forward- Looking Statements” and “Item 1A — Risk Factors,” the joint information circular of the company and Agrium, filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated October 6, 2016 and with Canadian provincial securities commissions, in connection with the Proposed Transaction and in our filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this Quarterly Report on Form 10-Q will occur or, if they do, of what impact they will have on our business, our performance, the results of our operations and our financial condition. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

39	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 19 and 25 to the 2015 audited annual consolidated financial statements and there were no significant changes as at September 30, 2016.

Price Risk

The carrying amount of our investments in ICL and Sinofert was $882 million at September 30, 2016 (December 31, 2015 – $982 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $88 million, while a 10 percent decrease would reduce other comprehensive income by $76 million and an impairment of $12 million for our investment in Sinofert would be recognized in net income. At September 30, 2016, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, price decreases related to the company’s investment in Sinofert below the carrying amount at the impairment date of June 30, 2016 ($190 million) would represent an impairment and all other variables remain constant.

There were no substantial changes to the price sensitivities related to our natural gas derivatives reported in Note 25 to the 2015 audited annual consolidated financial statements.

As at September 30, 2016, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 52 million MMBtu (December 31, 2015 — swaps was a notional amount of 65 million MMBtu) with maturities in 2016 through 2022.

Foreign Exchange Risk

As at September 30, 2016, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $35 million (December 31, 2015 — $134 million) at an average exchange rate of 1.3139 (December 31, 2015 — 1.3553) per US dollar with maturities in 2016. There were no substantial changes to the foreign exchange sensitivities reported in Note 25 to the 2015 audited annual consolidated financial statements.

Interest Rate Risk

As at September 30, 2016, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of September 30, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2016, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	40

Part II. Other Information

Item 1. Legal Proceedings

For a description of certain other legal and environmental proceedings, see Note 10 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

A discussion of our risk factors can be found in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to these risks, we also face the following risks:

The proposed merger of equals (Proposed Transaction) with Agrium Inc. (Agrium) is subject to satisfaction or waiver of various conditions

Completion of the Proposed Transaction is subject to, among other things, Canadian court approval, Agrium securityholder approval, Potash Corporation of Saskatchewan Inc. (PotashCorp) shareholder approval and the receipt of all necessary regulatory approvals, including antitrust approvals, all of which may be outside the control of both Agrium and PotashCorp. There can be no assurance that these conditions will be satisfied or that the Proposed Transaction will be completed as currently contemplated or at all.

Delays in the completion of the Proposed Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Proposed Transaction. In addition, if the Proposed Transaction is not completed, PotashCorp could be subject to litigation related to any failure to complete the Proposed Transaction or related to any enforcement proceeding commenced against PotashCorp to perform its obligations under the arrangement agreement with Agrium (the Arrangement Agreement).

Governmental entities or others could take action under antitrust or competition laws, including seeking to prevent the Proposed Transaction from occurring, to rescind or dissolve the Proposed Transaction or to conditionally approve the Proposed Transaction upon the divestiture of assets of Agrium or PotashCorp or other remedies. There can be no assurance that a challenge to the Proposed Transaction on antitrust or competition law grounds will not be made, or if a challenge is made, whether or not it will be successful. The requirement to take certain actions or to agree to certain conditions to satisfy such antitrust requirements or obtain any such antitrust approvals may have a material and adverse effect on the business and affairs of the new parent of the combined company (New Parent) or the trading price of the common shares of New Parent (New Parent Shares), after completion of the Proposed Transaction. Each of Agrium and PotashCorp has agreed to use its reasonable best efforts to obtain the required regulatory approvals which, subject to exceptions set forth under the Arrangement Agreement, could include divestitures or other actions affecting their respective businesses. There can be no assurance of the magnitude, nature or terms of such divestitures or other actions or the resulting effects on New Parent. In addition, where neither Agrium nor PotashCorp is not required to take certain actions to obtain regulatory approval, they may decide nonetheless to do so, which may ultimately affect New Parent.

Agrium shareholders and PotashCorp shareholders will receive a fixed number of New Parent Shares

Agrium shareholders and PotashCorp shareholders will receive a fixed number of New Parent Shares under the Proposed Transaction, rather than a variable number of New Parent Shares with a fixed relative market value. As the number of New Parent Shares to be received in respect of each Agrium common share or PotashCorp common share under the Proposed Transaction will not be adjusted to reflect any change in the relative market value of Agrium common shares or PotashCorp common shares, respectively, the number of New Parent Shares received by Agrium shareholders and PotashCorp shareholders under the Proposed Transaction may vary significantly from the relative market value of Agrium common shares or PotashCorp common shares expressed at the dates referenced in the joint information circular of Agrium and PotashCorp, filed as Exhibit 99.1 to PotashCorp’s Current Report on Form 8-K dated October 6, 2016 and with Canadian provincial securities commissions. There can be no assurance that the relative market price of Agrium common shares or PotashCorp common shares on the effective date of the Proposed Transaction will be the same or similar to the relative market price of such shares on November 3, 2016, the date of Agrium’s and PotashCorp’s special meetings. The underlying cause of any such change in relative market prices may not constitute a material adverse effect under the Arrangement Agreement, the occurrence of which in respect of a party could entitle the other party to terminate the Arrangement Agreement, or otherwise entitle either party to terminate the Arrangement Agreement. In addition, the number of New Parent Shares being issued in connection with the Proposed Transaction will not change despite decreases or increases in the market prices of Agrium common shares or PotashCorp common shares. Many of the factors that affect the market price of Agrium common shares and the PotashCorp common shares are beyond the control of Agrium and PotashCorp, respectively. These factors include fluctuations in commodity prices, fluctuations in currency exchange rates,

41	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

changes in the regulatory environment, adverse political developments, prevailing conditions in the capital markets and interest rate fluctuations.

The Arrangement Agreement may be terminated in certain circumstances

Each of Agrium and PotashCorp has the right to terminate the Arrangement Agreement in certain circumstances. Accordingly, there is no certainty, nor can PotashCorp provide any assurance, that the Proposed Transaction will not be terminated by either Agrium or PotashCorp before the completion of the Proposed Transaction. For instance, Agrium has the right, in certain circumstances, to terminate the Arrangement Agreement if there is a material adverse effect under the Arrangement Agreement in respect of PotashCorp. Conversely, PotashCorp has the right, in certain circumstances, to terminate the Arrangement Agreement if there is a material adverse effect under the Arrangement Agreement in respect of Agrium. There is no assurance that a material adverse effect will not occur before the effective date of the Proposed Transaction, in which case Agrium and PotashCorp could elect to terminate the Arrangement Agreement and the Proposed Transaction would not proceed. Failure to complete the Proposed Transaction could negatively impact the trading price of PotashCorp common shares or otherwise adversely affect the business of the company.

The Arrangement Agreement contains provisions that restrict Agrium’s or PotashCorp’s ability to pursue alternatives to the Proposed Transaction and, in specified circumstances, Agrium or PotashCorp could be required to pay the other party a non-completion fee of US$485 million

Under the Arrangement Agreement, Agrium and PotashCorp are restricted, subject to certain exceptions, from soliciting, initiating, knowingly encouraging or facilitating, discussing or negotiating, or furnishing information with regard to, any Acquisition Proposal (as defined in the Arrangement Agreement) or any inquiry, proposal or offer relating to any Acquisition Proposal from any person. If the board of directors of a party (after consultation with its financial advisors and legal counsel) determines that such proposal is more favorable to its shareholders, from a financial point of view, than the Proposed Transaction, and such party’s board of directors recommends such proposal to its shareholders or if such party enters into a Permitted Acquisition Agreement (as defined in the Arrangement Agreement), the other party would be entitled to terminate the Arrangement Agreement and receive a non-completion fee of US$485 million (or could require such party to proceed with its special meeting to approve the Proposed Transaction and still remain entitled to the non-completion fee if such party’s securityholders, as applicable, do not approve the Proposed Transaction). This non-completion fee may discourage other parties from attempting to enter into a business transaction with either Agrium or PotashCorp, even if those parties would otherwise be willing to enter into an agreement with Agrium or PotashCorp for a business combination and would be prepared to pay consideration with a higher price per share or cash market value than the per share market value proposed to be received or realized in the Proposed Transaction. In addition, payment of such amount may have a material adverse effect on the business and affairs of Agrium or PotashCorp, as applicable.

PotashCorp will incur costs even if the Proposed Transaction is not completed and PotashCorp may have to pay various expenses incurred in connection with the Proposed Transaction

Certain costs related to the Proposed Transaction, such as legal, accounting and certain financial advisor fees, must be paid by PotashCorp even if the Proposed Transaction is not completed. PotashCorp is liable for only its own costs incurred in connection with the Proposed Transaction. If the Proposed Transaction is not completed, there will be no benefit to the shareholders associated with these costs.

Uncertainty surrounding the Proposed Transaction could adversely affect our retention of customers, suppliers and personnel and could negatively impact future business and operations

The Proposed Transaction is dependent upon satisfaction of various conditions, and as a result its completion is subject to uncertainty. In response to this uncertainty, PotashCorp’s customers and suppliers may delay or defer decisions concerning the company. Any change, delay or deferral of those decisions by customers and suppliers could negatively impact the business, operations and prospects of PotashCorp, regardless of whether the Proposed Transaction is ultimately completed, or of New Parent if the Proposed Transaction is completed. Similarly, current and prospective employees of PotashCorp may experience uncertainty about their future roles with New Parent until the New Parent’s strategies with respect to such employees are determined and announced. This may adversely affect PotashCorp’s ability to attract or retain key employees in the period until the Proposed Transaction is completed or thereafter.

While the Proposed Transaction is pending, Agrium and PotashCorp are restricted from taking certain actions

The Arrangement Agreement restricts Agrium and PotashCorp from taking specified actions (without the consent of the other party) until the Proposed Transaction is completed, which may adversely affect the ability of PotashCorp to execute certain business strategies, including, but not limited to, the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. These

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	42

restrictions may prevent PotashCorp from pursuing attractive business opportunities that may arise prior to the completion of the Proposed Transaction.

The pending Proposed Transaction may divert the attention of management

The pendency of the Proposed Transaction could cause the attention of management to be diverted from the day-to-day operations, and customers or suppliers may seek to modify or terminate their business relationships. These disruptions could be exacerbated by a delay in the completion of the Proposed Transaction and could have an adverse effect on the business, operating results or prospects of PotashCorp regardless of whether the Proposed Transaction is ultimately completed, or of New Parent if the Proposed Transaction is completed.

Payments in connection with the exercise of dissent rights may impair New Parent’s financial resources

Registered holders of the common shares of both Agrium and PotashCorp have the right to exercise certain dissent rights and demand payment of the fair value of their Agrium common shares and PotashCorp common shares, as the case may be, in cash in connection with the Proposed Transaction in accordance with the Canada Business Corporations Act, as amended. If there are a significant number of dissenting Agrium shareholders and/or dissenting PotashCorp shareholders, a substantial cash payment may be required to be made to such dissenting Agrium shareholders and/or dissenting PotashCorp shareholders that could have an adverse effect on New Parent’s financial condition and cash resources if the Proposed Transaction is completed. It is a mutual condition to completion of the Proposed Transaction that holders of such number of Agrium common shares and PotashCorp common shares that, in the aggregate, would constitute not greater than 5% of the number of New Parent Shares that would be outstanding following completion of the Proposed Transaction (assuming for the purpose of calculating the outstanding number of New Parent Shares that there are not holders of Agrium common shares or PotashCorp common shares who have exercised dissent rights), shall have validly exercised rights of dissent in respect of the Proposed Transaction that have not been withdrawn as of the effective date of the Proposed Transaction.

PotashCorp directors and officers may have interests in the Proposed Transaction different from the interests of PotashCorp shareholders following completion of the Proposed Transaction

Certain of the directors and executive officers of PotashCorp negotiated the terms of the Arrangement Agreement, and the Board has unanimously recommended that PotashCorp shareholders vote in favor of the Proposed Transaction. These directors and executive officers may have interests in the Proposed Transaction that are different from, or in addition to, those of PotashCorp shareholders generally. These interests include, but are not limited to, the continued employment of certain executive officers of PotashCorp by New Parent, and the continued service of certain directors of PotashCorp as directors of New Parent. PotashCorp shareholders should be aware of these interests when they consider the board of directors unanimous recommendations. The Board was aware of, and considered, these interests when they declared the advisability of the Arrangement Agreement and unanimously recommended that PotashCorp shareholders approve the special resolution in respect of the Proposed Transaction to be considered by PotashCorp shareholders at the special meeting to be held on November 3, 2016.

Tax consequences of the Proposed Transaction may differ from anticipated treatment, including that if the Proposed Transaction does not qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. Internal Revenue Code of 1986, as amended (U.S. Tax Code), some shareholders may be required to pay substantial U.S. federal income taxes

There can be no assurance that the Canada Revenue Agency, the U.S. Internal Revenue Service (IRS) or other applicable taxing authorities will agree with the Canadian and U.S. federal income tax consequences of the Proposed Transaction, as applicable. Furthermore, there can be no assurance that applicable Canadian and U.S. income tax laws, regulations or tax treaties will not change (legislatively, judicially or otherwise) or be interpreted in a manner, or that applicable taxing authorities will not take an administrative position, that is adverse to Agrium, PotashCorp, New Parent and their respective shareholders following completion of the Proposed Transaction. Taxation authorities may also disagree with how Agrium, PotashCorp or New Parent following the Proposed Transaction calculate or have in the past calculated their income or other amounts for tax purposes. Any such events could adversely affect New Parent, its share price or the dividends that may be paid to New Parent’s shareholders following completion of the Proposed Transaction.

Although PotashCorp intends that the Proposed Transaction will qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. Tax Code, it is possible that the IRS may assert that the Proposed Transaction fails (in whole or in part) to qualify as such. If the IRS were to be successful in any such contention, or if for any other reason the Proposed Transaction was to fail to qualify as a “reorganization,” each U.S. holder of PotashCorp common shares would recognize a gain or loss with respect to all such U.S. holder’s PotashCorp common shares based on the difference between: (i) that U.S. holder’s tax basis in such shares; and (ii) the fair market value of the New Parent Shares received.

43	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Following completion of the Proposed Transaction, New Parent may issue additional equity securities

Following completion of the Proposed Transaction, New Parent may issue equity securities to finance its activities, including in order to finance acquisitions. If New Parent were to issue New Parent Shares, a holder of New Parent Shares may experience dilution in New Parent’s cash flow or earnings per share. Moreover, as New Parent’s intention to issue additional equity securities becomes publicly known, the New Parent Share price may be materially adversely affected.

The relative trading price of PotashCorp common shares prior to the effective date of the Proposed Transaction may be volatile

Market assessments of the benefits of the Proposed Transaction and the likelihood that the Proposed Transaction will be consummated may impact the volatility of the market price of PotashCorp common shares prior to the consummation of the Proposed Transaction.

The credit ratings of PotashCorp may be downgraded or there may be adverse conditions in the credit markets, which may impede New Parent’s access to the debt markets, trigger a change in control offer under existing debt securities or raise borrowing rates

Access to financing for New Parent will depend on, among other things, suitable market conditions and maintenance of credit ratings in the range of credit ratings currently assigned to Agrium and PotashCorp. The credit rating of PotashCorp may be adversely affected by various factors including increased debt levels, decreased earnings, declines in customer demands, increased competition and the deterioration in general economic and business conditions. Any downgrades in the credit rating of PotashCorp may impede its access to the debt markets or raise its borrowing rates. In addition, if the Proposed Transaction is completed, certain downgrades in the credit ratings below investment grade would trigger a change in control offer under existing debt securities.

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

Item 5A. Other Information

PotashCorp has entered, and expects to enter into prior to the end of the year, change in control agreements (the Change in Control Agreements) with certain of its executive officers, including two of its named executive officers, Stephen Dowdle and Joseph Podwika. The Change in Control Agreements provide for compensation in the event of a subsequent termination of employment by PotashCorp without cause or by the employee for good reason within 24 months of a change in control. For purposes of the Change in Control Agreements, the consummation of the Proposed Transaction would be a change in control. The Change in Control Agreements will expire 24 months following the earlier of (1) the second anniversary of the consummation of the Proposed Transaction and (2) the termination of the Arrangement Agreement.

In the event of a qualifying termination of employment, the Change in Control Agreements generally entitle each of Mr. Dowdle and Mr. Podwika to (1) all earned but unpaid base salary; (2) a lump sum payment consisting of (a) an amount equal to two times the sum of (i) his base salary plus (ii) his target short-term incentive plan (STIP) opportunity as of the date of the termination, (b) an amount equal to his target STIP award for the year in which the termination occurs, pro-rated based on his period of employment during the applicable fiscal year, (c) an amount equivalent to his matching employer contributions and target performance-related contributions under the PCS U.S. Employees’ Savings Plan that would have been contributed during the 24 months following termination, (d) an amount reasonably equivalent to his additional periodic benefits that would have accrued in the 24 months following termination under the PCS U.S. Employees’ Pension Plan, the PCS Supplemental Retirement Plan for U.S. Executives (SERP), and (for Mr. Dowdle) an individual

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	44

agreement that provides for SERP-like benefits, and (e) 24 months of certain health and welfare benefit premiums; (3) reimbursement of certain outplacement services; and (4) certain additional welfare benefits for a limited period following termination. The Change in Control Agreements do not provide for accelerated payments or vesting of PotashCorp options or PSUs, except in the circumstances set out in the PotashCorp’s incentive compensation plans.

The foregoing description of the Change in Control Agreements is qualified in its entirety by reference to the Form of Change in Control Agreement for certain U.S. executives, a copy of which is attached hereto as Exhibit 10(mm) and incorporated herein by reference.

45	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)
4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	46

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eight Memorandum of Agreement, dated January 1, 2014.
10(d)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(e)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(f)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(g)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(h)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(i)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(j)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)
10(k)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(m)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(n)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(o)	PCS Supplemental Retirement Plan for U.S Executives (As Amended and Restated and in Effect as of January 1, 2016)	10-K	12/31/2015	10(n)
10(p)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995
10(q)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995
10(r)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(s)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(t)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)

47	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(u)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006	10(dd)
10(v)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(w)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(x)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(y)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(z)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(dd)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(ee)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(ff)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(gg)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(hh)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)
10(ii)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)
10(jj)	Form of Company Support Agreement	8-K	9/12/2016	10.1
10(kk)	Form of Agrium Support Agreement	8-K	9/12/2016	10.2
10(ll)	Form of Change in Control Agreement, between the registrant and certain Canadian executives
10(mm)	Form of Change in Control Agreement, between the registrant and certain U.S. executives
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q	48

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

November 1, 2016	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

November 1, 2016	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

49	PotashCorp 2016 Third Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)
4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eight Memorandum of Agreement, dated January 1, 2014.
10(d)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(e)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(f)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(g)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(h)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(i)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(j)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)
10(k)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(m)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(n)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(o)	PCS Supplemental Retirement Plan for U.S Executives (As Amended and Restated and in Effect as of January 1, 2016)	10-K	12/31/2015	10(n)
10(p)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995
10(q)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995
10(r)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(s)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(t)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(u)	Potash Corporation of Saskatchewan Inc. 2006 Performance Option Plan and Form of Option Agreement, as amended.	10-Q	3/31/2006	10(dd)
10(v)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(w)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)
10(x)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(y)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(z)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(dd)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(ee)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(ff)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(gg)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(hh)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)
10(ii)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)
10(jj)	Form of Company Support Agreement	8-K	9/12/2016	10.1
10(kk)	Form of Agrium Support Agreement	8-K	9/12/2016	10.2
10(ll)	Form of Change in Control Agreement, between the registrant and certain Canadian executives
10(mm)	Form of Change in Control Agreement, between the registrant and certain U.S. executives
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.