Form 10-K
period 2016-12-31
POTASH CORP OF SASKATCHEWAN INC
filed 2017-02-24
CIK 855931

Potash Corporation of Saskatchewan Inc.

MAKING **PLENTIFUL** POSSIBLE

PotashCorp
Helping Nature Provide

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Act”):

Title of each class	Name of exchange on which registered
Common Shares, No Par Value	New York Stock Exchange

The Common Shares are also listed on the Toronto Stock Exchange in Canada

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

  Yes  ☑     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes  ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

  Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☑                         Accelerated filer  ☐                         Non-accelerated filer  ☐                         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes  ☐    No  ☑

At June 30, 2016, the aggregate market value of the 839,432,689 Common Shares held by non-affiliates of the registrant was approximately $13,632,386,869. At February 20, 2017, the registrant had 839,914,555 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Integrated Report for the fiscal year ended December 31, 2016 (the “2016 Annual Integrated Report”), attached as Exhibit 13, are incorporated by reference into Part I and Part II of this Annual Report on Form 10-K.

Portions of the registrant’s Proxy Circular for its Annual Meeting of Shareholders to be held on May 9, 2017 (the “2017 Proxy Circular”), attached as Exhibit 99(a), are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the documents incorporated by reference, contains and incorporates by reference “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995 and other U.S. federal securities laws) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could”, “expect”, “may”, “anticipate”, “forecast”, “believe”, “intend”, “estimates”, “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this document and the documents incorporated by reference herein, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, including the completion of the Proposed Transaction (as defined herein), and effective tax rates. While we consider these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect.

Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause our actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to:

•	a number of risks and uncertainties relating to the Proposed Transaction, including:

¡

the failure to satisfy all required conditions, including required regulatory approvals, or to satisfy or obtain waivers with respect to all other closing conditions, in a timely manner and on favorable terms or at all;

¡	the occurrence of any event, change or other circumstances that could give rise to the termination of the Arrangement Agreement (as defined herein);

¡	certain costs that we may incur in connection with the Proposed Transaction;

¡	certain restrictions in the Arrangement Agreement on our ability to take action outside the ordinary course of business without the consent of Agrium Inc. (“Agrium”);

¡	the effect of the announcement of the Proposed Transaction on our ability to retain customers, suppliers and personnel and on our operating future business and operations generally;
¡	risks related to diversion of management time from ongoing business operations due to the Proposed Transaction;

¡	failure to realize the anticipated benefits of the Proposed Transaction and to successfully integrate Agrium and PotashCorp;

¡	the risk that our credit ratings may be downgraded or there may be adverse conditions in the credit markets;

•	any significant impairment of the carrying amount of certain of our assets;

•	variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates;

•	fluctuations in supply and demand in the fertilizer, sulfur and petrochemical markets;

•	changes in competitive pressures, including pricing pressures;

•	risks and uncertainties related to any operating and workforce changes made in response to our industry and the markets we serve, including mine and inventory shutdowns;

•	adverse or uncertain economic conditions and changes in credit and financial markets;

•	economic and political uncertainty around the world;

•	changes in capital markets;

•	the results of sales contract negotiations within major markets;

•	unexpected or adverse weather conditions;

•	risks related to reputational loss;

•	the occurrence of a major safety incident;

•	inadequate insurance coverage for a significant liability;

•	inability to obtain relevant permits for our operations;

•	catastrophic events or malicious acts, including terrorism;

•	certain complications that may arise in our mining process, including water inflows;

•	risks and uncertainties related to our international operations and assets;

•	our ownership of non-controlling equity interests in other companies;

•	our prospects to reinvest capital in strategic opportunities and acquisitions;

PotashCorp 2016 Annual Report on Form 10-K	1

•	risks associated with natural gas and other hedging activities;

•	security risks related to our information technology systems;

•	imprecision in reserve estimates;

•	costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight;

•	changes in, and the effects of, government policies and regulations;

•	earnings and the decisions of taxing authorities which could affect our effective tax rates;

•	increases in the price or reduced availability of the raw materials that we use;

•	our ability to attract, develop, engage and retain skilled employees;

•	strikes or other forms of work stoppage or slowdowns;

•	rates of return on, and the risks associated with, our investments and capital expenditures;

•	timing and impact of capital expenditures;
•	the impact of further innovation;

•	adverse developments in pending or future legal proceedings or government investigations; and

•	violations of our governance and compliance policies.

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

2	PotashCorp 2016 Annual Report on Form 10-K

PART I

ITEM 1. BUSINESS

GENERAL

Potash Corporation of Saskatchewan Inc. is a corporation organized under the laws of Canada. As used in this document, the term “PCS” refers to Potash Corporation of Saskatchewan Inc. and, unless the context requires otherwise, the terms “we”, “us”, “our”, “PotashCorp” and the “Company” refer to PCS and its direct and indirect subsidiaries, individually or in any combination, as applicable. The Company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the “SEC”); however, it currently files voluntarily on the SEC’s domestic forms.

We are the world’s largest fertilizer producer by capacity producing the three primary crop nutrients: potash, nitrogen and phosphate. We are the largest producer of potash worldwide by capacity. In 2016, we estimate our potash operations represented 22% of global potash capacity1, our nitrogen operations represented 2% of global nitrogen capacity and our phosphate operations represented 3% of global phosphate capacity.

At December 31, 2016, we owned and operated five potash operations in Saskatchewan and owned one in New Brunswick. In November 2015, we permanently closed our Penobsquis mine in New Brunswick and in January 2016 we indefinitely suspended our Picadilly, New Brunswick potash operations. Our Picadilly operations are being kept in care-and-maintenance mode.

Our nitrogen operations involve the production of nitrogen fertilizers and nitrogen feed and industrial products, including ammonia, urea, diesel emission fluid, nitrogen solutions, ammonium nitrate and nitric acid. We have nitrogen facilities in Georgia, Louisiana, Ohio and Trinidad.

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

In 1989, the Province of Saskatchewan privatized PCS. While the Province initially retained an ownership interest in PCS, this interest was reduced to zero by the end of 1993. Since the privatization of PCS, we have made the following significant acquisitions:

•	the Allan mine, through the acquisition of all of the outstanding shares of Saskterra Fertilizers Ltd. in 1990;

•	the Penobsquis New Brunswick potash mine, which we permanently closed in November 2015, and our Patience Lake solution mine in Saskatchewan in 1993;

•	PCS Phosphate Company, Inc. (formerly Texasgulf Inc.) and White Springs Agricultural Chemicals, Inc., phosphate fertilizer and feed producers, in 1995;

•	Arcadian Corporation, a producer of nitrogen fertilizer, industrial and feed products, in 1997;

•	PCS Cassidy Lake, a potash mill facility located at Clover Hill, New Brunswick, in 1998, which is now used as a tailings management facility;

•

approximately 9% of the shares of Israel Chemicals Ltd. (“ICL”) pursuant to a public offering by the State of Israel in 1998; additional shares were acquired in transactions between 2005 and 2010, increasing our ownership interest to approximately 14%;

•	PCS Purified Phosphates (formerly a joint venture we had with Albright & Wilson Americas Inc.), a phosphoric acid joint venture, in 2000;

•

approximately 20% of the shares of Sociedad Química y Minera de Chile S.A. (“SQM”), a Chilean specialty fertilizer, iodine and lithium company, in transactions in 2001 and 2002; additional shares were acquired in various transactions from 2004 through 2007, increasing our ownership interest to approximately 32%;

[1]	Based on our nameplate capacity at December 31, 2016, which may exceed operational capability. See table under “Potash Operations — Production” for further information.

PotashCorp 2016 Annual Report on Form 10-K	3

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

Merger of Equals with Agrium

During the third quarter of 2016, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Agrium pursuant to which the Company and Agrium have agreed to combine their businesses (the “Proposed Transaction”) in a merger of equals transaction to be implemented by way of a statutory arrangement under the Canada Business Corporations Act. Upon the closing of the Proposed Transaction, the Company and Agrium will become indirect, wholly owned subsidiaries of a new parent company (“New Parent”). PotashCorp shareholders will own approximately 52 percent of New Parent, and Agrium shareholders will own approximately 48 percent of New Parent. The Proposed Transaction is currently anticipated to be completed in mid-2017 and is subject to customary closing conditions, including the receipt of regulatory approvals.

POTASH OPERATIONS

Our potash operations include the mining and processing of potash, which is predominantly used as fertilizer.

Properties

The following map shows the location of our Canadian mining facilities during 2016.

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

We have the right to mine 923,644 acres of land in Saskatchewan. Included in these holdings are mineral rights to 816,933 acres contained in blocks around our potash mines, of which approximately 25% are owned by us, approximately 58% are under lease from the Province of Saskatchewan and approximately 17% are leased from other parties. Our remaining 106,711 acres are located elsewhere in Saskatchewan.

Our leases with the Province of Saskatchewan are for 21-year terms, renewable at our option. Our significant leases with other parties are also for 21-year terms. Such other leases are renewable at our option, providing generally that production is continuing and that there is continuation of the applicable lease with the Province of Saskatchewan.

In November 2015, in response to a weaker fertilizer environment, we accelerated and completed the permanent closure of our Penobsquis facility in New Brunswick. In January 2016, in light of challenging market conditions, we indefinitely suspended potash operations at our Picadilly facility in New Brunswick. We are keeping idled capacity at Picadilly in a care-and-maintenance mode, which retains the optionality to resume operations as market conditions warrant. We believe that any resumption of operations at our Picadilly facility would take at least one year.

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

In 2016, our conventional potash operations mined 26.95 million tonnes of ore at an average mineral grade of 22.96% potassium oxide (“K2O”). In 2016, our potash production from all our

4	PotashCorp 2016 Annual Report on Form 10-K

operations consisted of 8.60 million tonnes of potash (“KCl” or “finished product”) with an average grade of 60.97% K2O, representing 47% of North American production.

In 2016, our nameplate capacity represented an estimated 51% of the North American total capacity (based on our nameplate capacity, see table below for further information). We allocate production among our mines on the basis of various factors, including cost efficiency and the grades of product that can be produced. The Patience Lake mine, which was originally a conventional underground mine, began employing a solution mining method in 1989. The other Saskatchewan mines we own employ conventional underground mining methods.

Our New Brunswick operations also produced approximately 329,000 tonnes of sodium chloride (salt) in 2016. Despite the suspension of our New Brunswick potash operations, we expect to continue to mine salt for the local market at this time, albeit at a reduced rate.

The following table sets forth, for each of the past three years, the production of ore, grade and finished product for each of our mines.

	Annual Nameplate Capacity(1)	Annual Operational Capability 2017(2)	Annual Operational Capability 2016(2)	2016 Production			2015 Production			2014 Production
	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)	Ore (Millions of tonnes)	Grade % K2O	Finished Product (Millions of tonnes)
Lanigan SK(3)	3.8	2.0	2.0	7.09	20.6	2.03	6.09	21.2	1.83	5.4	22.7	1.68
Rocanville SK	6.0	5.0	3.0	8.63	23.1	2.72	7.85	23.0	2.48	7.8	23.1	2.49
Allan SK	4.0	2.0	2.6	6.82	24.9	2.38	6.75	25.2	2.38	7.0	24.9	2.47
Cory SK(3)	3.0	0.8	1.4	4.41	23.5	1.24	5.15	24.5	1.51	4.1	24.9	1.18
Patience Lake SK(4)	0.3	0.3	0.3	—	—	0.23	—	—	0.26	—	—	0.30
New Brunswick(5)	2.0	—	—	—	—	—	2.38	20.3	0.65	1.9	22.3	0.61
Totals	19.1	10.1	9.3	26.95		8.60	28.22		9.11	26.2		8.73

(1)	Represents estimates of capacity as of December 31, 2016. Estimates are based on capacity as per design specifications or Canpotex entitlements once these have been determined. In the case of New Brunswick, nameplate capacity represents design specifications for the Picadilly mine, which is currently in care-and-maintenance mode. In the case of Patience Lake, estimate reflects current operational capability. Estimates for all other facilities do not necessarily represent operational capability.
(2)	Estimated annual achievable production level at current staffing and operational readiness (estimated at beginning of year). Estimate does not include inventory-related shutdowns and unplanned downtime.
(3)	In November 2016 the Company announced operational changes at Cory to produce only white potash with an expected operational capability of approximately 0.8 million tonnes per year, and these operational changes will be fully completed in the third quarter of 2017. Potential exists to reach previous operational capability with increased staffing and operational ramp-up, although timing is uncertain.
(4)	Solution mine.
(5)	In November 2015, the Penobsquis, New Brunswick mine was permanently closed. In January 2016, the Company indefinitely suspended its Picadilly, New Brunswick potash operations, which are currently in care-and-maintenance mode.

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

Reserves

The Company’s estimates for its conventional mining operations in Saskatchewan are based on exploration drill hole data, seismic data and actual mining results during the past 46 to 48 years. In Saskatchewan reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within one mile from an existing sampled mine entry or borehole.

The Company’s estimates for its conventional mining operations in New Brunswick are based on exploration drill hole data, seismic data and actual mining results during the past 33 years. In New Brunswick, reserves are estimated by identifying material in place that is delineated by drilling or mining with results projected conservatively from these intersections. As of January 2016, the Company’s New Brunswick operations no longer produce potash. Reserves remain at our Picadilly, New Brunswick facility, which is in care and maintenance mode, whereas reserves at the Penobsquis

PotashCorp 2016 Annual Report on Form 10-K	5

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

A historical extraction ratio from the 46 to 48 years of mining results is applied to estimate the mineable reserves. The Company’s estimated recoverable ore (reserve tonnage only) as of December 31, 2016 for each of our potash mines is as follows:

	Proven Mineral Reserves (Millions of tonnes recoverable ore)	Probable Mineral Reserves (Millions of tonnes recoverable ore)	Total Mineral Reserves (Millions of tonnes recoverable ore)(1)(2)(3)	Average Grade % K2O Eq(4)(5)	Years of Remaining Mine Life(6)
Allan(7)	73	205	278	25.0	41
Cory(7)	82	170	252	22.8	55
Lanigan(7) (A Zone)	—	181	181	23.2	29
(B Zone)	98	233	331	20.4	53
Rocanville	216	339	555	23.5	69
Patience Lake(8)	—	—	—	—	—
New Brunswick(9)	159	—	159	24.6	—

(1)	There has been no third-party review of reserve estimates within the last three years.
(2)	The extraction ratio of recoverable ore to in-place material for each mine is as follows: Allan 0.33, Cory 0.27, Lanigan 0.26 and Rocanville 0.31.
(3)	The concentration of recoverable ore tonnes to finished product (KCl) for each of the divisions is as follows (three-year running average): Allan 2.8, Cory 3.5, Lanigan 3.3 and Rocanville 3.2.
(4)	From in-mine samples, New Brunswick values are from explorative drill holes. .
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

(6)	Estimates are based upon proven and probable reserves and average annual mining rates (million tonnes of ore hoisted per year) equal to the three-year running average for each of the divisions as follows: Allan 6.9, Cory 4.6, Lanigan 6.2 and Rocanville 8.1. Mining rates are constrained by the equipment and manpower utilized at each mine so that our production capacity at each mine depends, in part, on the ore concentration encountered at each mine. Years of remaining mine life are based on applying the average annual mining rate to reported reserves. Years of remaining mine life for Lanigan is calculated based on the total reserves in the A Zone and the B Zone. For New Brunswick, estimates are not provided as Penobsquis operations were closed in November 2015, and in January 2016, the Picadilly potash operations were suspended indefinitely, with no three year running average for Picadilly available.
(7)	At each of the Allan, Cory and Lanigan operations, potash mineralization occurs in two separate horizons (A Zone and B Zone). To date, at Allan and Cory we have defined mineral reserves in only one zone (where most mining has occurred at that operation). At Allan and Cory the mineral reserves are in A Zone. At Lanigan, we have defined mineral reserves in both the A Zone and B Zone.
(8)	Given the characteristics of the solution mining method employed at the Patience Lake mine, it is not possible to estimate reliably the recoverable ore reserve from this operation. In solution mining, the potash is dissolved in warm brine and pumped to the surface for processing. Chemical compositions and volumes of brine pumped into and out of the underground mineralized zone are known, but the precise nature of the solution mining process is not. Estimates are made utilizing the surfaces available for dissolution in the abandoned mine workings, the concentration of the circulated brine recovered from the mine, annual crystallization rates in the ponds and the annual volume of KCl recovered from the ponds. The Patience Lake operation accounted for approximately 2.7% of the Company’s potash production in 2016.
(9)	The Penobsquis, New Brunswick mine, permanently closed in November 2015. As of December 31, 2016, the Picadilly, New Brunswick facility had 159 million of tonnes of Proven Mineral Reserves. In January 2016, the Company indefinitely suspended its potash operation at Picadilly, which operations are being kept in care-and-maintenance mode. It would take at least one year to restart potash operations at the Picadilly facility.

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

6	PotashCorp 2016 Annual Report on Form 10-K

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

Exploration information used to infer and compute resource tonnage estimates in New Brunswick consists of physical sampling (boreholes and regional surface mapping), surface seismic data (3D and 2D), and airborne electromagnetic and regional gravity data. Although all of our New Brunswick operations are currently suspended, we have not closed our Picadilly mine. The Picadilly mine is in care-and-maintenance mode; and we estimate it would take at least a year to restart operations.

The Company’s estimated mineral resource tonnage as of December 31, 2016 for each of our mines is as follows:

	Mineral Resource
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)	Average Grade %K2O Eq(1)
Allan(2) (A Zone)	274	338	1,242	25.0
(B Zone)	1,264	343	1,258	21.5
Cory(2) (A Zone)	295	452	1,313	22.8
(B Zone)	1,355	458	1,329	20.4
Lanigan(2) (A Zone)	836	1,369	684	23.2
(B Zone)	1,752	1,847	923	20.4
Rocanville	482	1,165	1,581	23.5
Patience Lake(3)	—	—	—	—
New Brunswick(4)	—	153	319	24.6

(1)	See footnote 5 to the table under “Potash Operations — Reserves”.
(2)	See footnote 7 to the table under “Potash Operations — Reserves”.
(3)	Given the characteristics of the solution mining method employed at the Patience Lake mine as described in footnote 8 to the table under “Potash Operations — Reserves”, it is not possible to estimate reliably the resource tonnage from this operation at present.
(4)	The Penobsquis, New Brunswick mine was permanently closed in November 2015. In January 2016, the Company indefinitely suspended its potash operation at Picadilly which operations are being kept in care-and-maintenance mode. We estimate it would take at least one year to restart operations at Picadilly.

The scientific and technical information included in the “Potash Operations” section of this Annual Report on Form 10-K has been prepared by or under the supervision of persons who are “qualified persons” under Canadian National Instrument 43-101 — Standards of Disclosure for Mineral Projects (“NI 43-101”). In 2016, for our Saskatchewan and New Brunswick operations, Mark Fracchia (President, PCS Potash) was the qualified person who supervised the preparation of the information and who verified the data disclosed herein.

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

PotashCorp 2016 Annual Report on Form 10-K	7

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

The following table sets forth the annual capacity and, for each of the last three years, the Company’s production of ammonia.

	Ammonia(1) (Millions of Tonnes)
	Annual Capacity	2016 Production	2015 Production	2014 Production
Trinidad	2.2	1.96	2.01	2.03
Augusta, GA	0.8	0.69	0.78	0.80
Lima, OH	0.7	0.65	0.47	0.50
Geismar, LA	0.5	0.53	0.49	0.53
Total	4.2	3.83	3.75	3.86

(1)	A substantial portion is upgraded to value-added products.

Raw Materials

Natural gas is the primary raw material used for the production of nearly all of our nitrogen products. In the United States, we may enter into natural gas hedging transactions with the goal of minimizing risk from volatile gas prices. In Trinidad, natural gas is purchased pursuant to a number of long-term contracts using pricing formulas related to the market price of ammonia. These contracts, which include minimum take or pay requirements, can provide the entire Trinidad ammonia complex with 95% of its expected requirements for 2017 and 2018. With the exception of the Trinidad facility, we purchase most of our natural gas from producers or marketers at the point of delivery of the natural gas into the pipeline system, then pay the pipeline company and, where applicable, the local distribution company to transport the natural gas to our nitrogen facilities. Approximately 84% of our US consumption of natural gas by our nitrogen operations is delivered pursuant to firm transportation contracts, which do not permit the pipeline or local distribution company to interrupt service to, or divert natural gas from, the plant.

PHOSPHATE OPERATIONS

We mine phosphate ore and manufacture phosphoric acid, solid and liquid fertilizers, animal feed supplements, purified phosphoric acid, which is used in food products and industrial processes, and hydrofluosilicic acid (“HFSA”).

Properties

We conduct our phosphate operations primarily at two facilities: a 75,212-acre facility near Aurora, North Carolina and a 99,588-acre facility near White Springs in northern Florida. The Aurora facility includes a 5.4 million tonne per-year mining operation, three sulfuric acid plants, four phosphoric acid plants, four purified acid plants, a liquid fertilizer plant, four superphosphoric acid (“SPA”) plants, a deflourinated merchant grade acid plant (“DFMGA”), a low magnesium SPA plant (“LOMAG”), a defluorinated phosphate (“DFP”) or animal feed plant, and two granulation plants capable of producing diammonium phosphate (“DAP”) or monoammonium phosphate (“MAP”).

The White Springs facility includes a mine, the Swift Creek chemical complex and MAP. The Swift Creek chemical complex consists of two sulfuric acid plants, one phosphoric acid plant, one SPA plant and one LOMAG plant. In October 2016, MAP production was restarted at the Suwannee River chemical complex. Remaining operations at this facility were closed in 2014.

8	PotashCorp 2016 Annual Report on Form 10-K

The location of our Aurora and White Springs mining operations are shown on the following map.

At our Geismar, Louisiana facility we manufacture phosphoric acid. The Geismar facility has a phosphoric acid plant and a liquid fertilizer plant. A significant portion of the phosphoric acid produced at the Geismar facility is sold as feedstock to Innophos Holdings, Inc. for use in its neighboring purified acid plant. Our other phosphate properties include:

•	animal feed plants in Marseilles, Illinois; Joplin, Missouri; and Weeping Water, Nebraska;

•	a technical and food grade phosphate plant in Cincinnati, Ohio; and

•	a terminal facility at Morehead City, North Carolina.

Plant Locations	Primary Products Produced
Aurora, NC	DAP, MAP, SPA, animal feed, liquid fertilizer, purified acid, merchant grade phosphoric acid (“MGA”), HFSA, DFMGA, LOMAG
White Springs, FL	SPA, MGA(1), LOMAG, MAP
Cincinnati, OH	Blended purified acid products
Geismar, LA	MGA
Marseilles, IL	Animal feed
Weeping Water, NE	Animal feed
Joplin, MO	Animal feed

(1)	All of the MGA from White Springs is consumed internally in the production of downstream products.

Production

We extract phosphate ore using surface mining techniques. At each mine site, the ore is mixed with recycled water to form a slurry, which is pumped from the mine site to our processing facilities. The ore is then screened to remove coarse materials, washed to remove clay and floated to remove sand to produce phosphate “rock”. The annual production capacity of our mines is currently 9 million tonnes of phosphate rock. During 2016, the Aurora facility’s total production of phosphate rock was 4.92 million tonnes and the White Springs facility’s total production of phosphate rock was 1.73 million tonnes. The sequence for mining portions of the Aurora property has been identified in the permit issued by the US Army Corps of Engineers in June 2009. The permit authorizes mining in excess of 30 years.

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

We can produce MGA at our Aurora, White Springs and Geismar facilities. Some MGA from Aurora and Geismar is sold to foreign and domestic fertilizer producers and industrial customers. We further process the balance of the MGA to make solid fertilizer (DAP and MAP); liquid fertilizers; animal feed supplements for the poultry and livestock markets; and purified phosphoric acid for use in a wide variety of food, technical and industrial applications.

PotashCorp 2016 Annual Report on Form 10-K	9

The following tables set forth, for each of the last three years, the production of phosphate rock (including tonnage and grade) and the production of phosphoric acid.

Phosphate Rock (Millions of tonnes)
	Annual Capacity		2016		2015		2014
			Production	% P2O5	Production	% P2O5	Production	% P2O5
Aurora, NC	5.4	(1)	4.92	28.28	5.04	25.82	4.35	25.95
White Springs, FL	3.6		1.73	30.62	1.90	30.55	2.00	29.88
Total	9.0		6.65		6.94		6.35

(1)	Revised capacity based on review completed in 2016

Phosphoric Acid (Millions of tonnes P2O5)
	Annual Capacity	2016 Production	2015 Production	2014 Production
Aurora, NC	1.2	1.05	1.05	1.00
White Springs, FL(2)	0.5	0.37	0.46	0.55
Geismar, LA	0.2	0.09	0.10	0.12
Total	1.9	1.51	1.61	1.67

(2)	In August 2014 we shut down the Suwannee River chemical complex which resulted in a reduction in the annual production of P2O5 at White Springs.

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

The following table sets forth the Company’s estimated proven and probable phosphate reserves for Aurora and White Springs as of December 31, 2016 at a stated average grade of 30.66% P2O5.

	Tonnes of Phosphate Rock (Millions of tonnes) Stated Average Grade 30.66% P2O5
	Proven Reserves	Probable Reserves	Total Reserves
Aurora
Permitted	21.4	1.0	22.4
To Be Permitted	53.8	6.8	60.6
White Springs
Permitted	22.3	0	22.3
To Be Permitted	1.5	0	1.5
Total	99.0	7.8	106.8

The reserves set forth above for Aurora would permit mining to continue at annual production rates for about 20 years. This mine life is based on an average annual production rate of approximately 4.15 million tonnes of 30.66% concentrate over the

10	PotashCorp 2016 Annual Report on Form 10-K

three-year period ended December 31, 2016. If mineral deposits covered by the permit at Aurora, and now reclassified as resources, are included, the mine life at Aurora would be about 37 years at such rate of production. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

The reserves set forth above for White Springs would permit mining to continue at annual production rates for about 13 years, based on an average annual production rate of approximately 1.86 million tonnes of 30.66% concentrate over the three-year period ended December 31, 2016. Following the closure of the phosphoric acid production operations at the Suwannee River chemical complex in 2014, we forecast a mine life of approximately 14 years based on an average forecasted annual production rate of approximately 1.66 million tonnes of 30.66% concentrate. This mine life is calculated using two years (2015 & 2016) of actual production and one year of budgeted production (2017).

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

At both Aurora and White Springs, where geological correlations are well defined, the mineral resource categories are generally characterized by the Company as follows:

•	measured mineral resource — areas with mineral deposit continuity based on 50% of range drill hole distances (2,250 feet) in the geostatistical model;

•	indicated mineral resource — areas with mineral deposit continuity based on at-range drill hole distances (4,500 feet) in the geostatistical model; and

•	inferred mineral resource — areas with mineral deposit continuity based on 150% of range drill hole distances (6,750 feet) in the geostatistical model.

Information used to infer and compute resource tonnage estimates consists of physical sampling (drill holes) and geologic modeling.

The Company’s estimated mineral resource tonnage as of December 31, 2016 for each of our mines is as follows:

	Mineral Resource (30.66% P2O5 )(1)
	Measured Resource (Millions of tonnes in-place)	Indicated Resource (Millions of tonnes in-place)	Inferred Resource (Millions of tonnes in-place)
Aurora	172.7	4.6	—
White Springs	67.80	0.20	—

(1)	Resources are different from reserves and are not in addition to reserves. Resources are defined as tonnes in situ before recovery factors have been applied.

The scientific and technical information included in the “Phosphate Operations” section of this Annual Report on Form 10-K has been prepared by “qualified persons” under NI 43-101. The qualified persons who prepared and verified the information at each site are Tyler Cvetan P.E. PCS Phosphate for Aurora and Cameron Lynch, P.E. (PCS Phosphate — White Springs, Superintendent Mine Planning) for White Springs.

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

MARKETING

We sell to a diverse group of customers both by geography and by end product and, apart from sales of potash to Canpotex Limited (“Canpotex”), no one customer accounted for more than 10% of our total sales in 2016. Market conditions will vary on a period-over-period basis, and sales can be expected to shift from one period to another.

PotashCorp 2016 Annual Report on Form 10-K	11

The following table summarizes our sales, by geographical distribution, from potash, nitrogen and phosphate products in the past three fiscal years (in millions of US dollars).

	2016	2015	2014
Potash
Canada	$97	$119	$153
United States	752	913	1,295
Canpotex(1)	778	1,346	1,233
Other	3	165	147
Total	$1,630	$2,543	$2,828
Nitrogen
Canada	$11	$19	$14
United States	1,200	1,557	1,896
Other	256	384	515
Total	$1,467	$1,960	$2,425
Phosphates
Canada	$118	$156	$165
United States	934	1,248	1,330
Other	307	372	367
Total	$1,359	$1,776	$1,862

(1)	See discussion below for information regarding Canpotex sales.

Percentages of sales referred to in this section reflect percentages of sales based on US dollars, unless otherwise indicated.

For financial information about our business segments and North American and offshore sales, see the information under “Potash Operating Environment” and “Potash — Financial Performance” on pages 18 through 19 and 59 through 61, respectively, “Nitrogen Operating Environment” and “Nitrogen — Financial Performance” on pages 20 through 21 and 65 through 67, respectively, and “Phosphate Operating Environment” and “Phosphate — Financial Performance” on pages 22 through 23 and 70 through 71, respectively, in our 2016 Annual Integrated Report, attached as Exhibit 13, and Note 3, “Segment Information” to the Company’s audited consolidated financial statements, incorporated by reference under Items 7 and 8, respectively, in this Annual Report on Form 10-K. Information with respect to the geographical locations of certain non-current assets is disclosed in Note 3, “Segment Information” to the Company’s 2016 audited consolidated financial statements, incorporated by reference under Item 8 in this Annual Report on Form 10-K.

Potash from our Saskatchewan mines for sale outside Canada and the United States is sold to Canpotex. Following the suspension of our New Brunswick potash operations in early 2016, international customers that were historically served by PCS Sales (Canada), Inc. and PCS Sales (USA), Inc. (“PCS Sales”) are now served from Saskatchewan production through Canpotex. Nitrogen and phosphate products are marketed and sold in North America and offshore by PCS Sales. See “Offshore Marketing” below.

North American Marketing

Potash

In 2016, North American sales of potash products represented 52% of our total potash sales, a significant portion of which were attributable to potash customers in the United States. Typically, our North American potash sales are greater in the first half of the year. The vast majority of sales are made on the spot market with the balance made under short-term contracts. We have no material contractual obligations in connection with North American sales to sell potash in the future at a fixed price.

Nitrogen

In 2016, North American sales of nitrogen products represented 83% of our total nitrogen sales, a significant portion of which was attributable to nitrogen customers in the United States. In 2016, our nitrogen product sales were made on the spot market and under short-term and multi-year contracts. We have no material contractual obligations in connection with North American sales to sell nitrogen in the future at a fixed price.

Ammonia we purchase is used in our operations and is sold to third party customers by PCS Sales.

Phosphate

In 2016, North American sales of phosphate products represented 77% of our total phosphate sales, a significant portion of which were attributable to phosphate customers in the United States. In 2016, the majority of our phosphate product sales were made on the spot market, with the balance made under short-term contracts (generally on an annual basis) and a limited number of sales made pursuant to multi-year contracts. We have no material contractual obligations in connection with North American sales to sell phosphate products in the future at a fixed price.

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

12	PotashCorp 2016 Annual Report on Form 10-K

a shareholder and a right to equal representation on the Canpotex board of directors. The shareholders of Canpotex have committed to use Canpotex as their exclusive offshore export outlet for potash produced in Canada that is exported to destinations outside the United States and Canada; however, prior to January 2016, production from our New Brunswick mine was not subject to this requirement and was instead marketed internationally by us outside of Canpotex. In January 2016, we elected for New Brunswick production to also be subject to this exclusivity requirement and announced the suspension of our Picadilly New Brunswick potash operations. Since that time, we have not sold any potash we produce in Canada outside of Canada and the United States independently of Canpotex.

In general, Canpotex sales are allocated among the producers based on production capacity. If a shareholder cannot satisfy demand for potash by Canpotex, the remaining shareholders are entitled to satisfy the demand pro rata based on their allotted production capacity. In 2016, we supplied approximately 51.62% of Canpotex’s requirements. We expect our Canpotex allocation to change as Canpotex’s shareholders complete expansions, including the ramp up of our completed Rocanville expansion. Canpotex generally sells potash to private and public firms and government agencies pursuant to contracts at negotiated prices or by spot sales.

The following table sets forth the percentage of sales volumes by Canpotex for the past three calendar years in the various geographical regions.

	2016	2015	2014
China	16%	20%	16%
India	9	9	10
Other Asian markets	36	34	41
Latin America	33	30	26
Other countries	6	7	7
Total	100%	100%	100%

For 2016, sales to Canpotex represented 48% of our total potash sales.

Nitrogen

Ammonia and urea predominate our offshore sales of nitrogen and originate primarily from Trinidad, with other sales coming from purchased product locations. For 2016, our offshore sales of nitrogen products represented 17% of our total nitrogen sales.

Phosphate

The Company executes offshore marketing and sales for its solid phosphate fertilizer through PCS Sales. For 2016, the offshore sales of phosphate products represented 23% of our total phosphate sales.

Offshore sales are subject to those risks customarily encountered in foreign operations, including (i) laws, policies and actions affecting foreign trade; (ii) other economic, political and regulatory policies of foreign governments; (iii) changes in foreign currency and exchange controls; and (iv) fluctuations in foreign currency exchange rates.

TRANSPORTATION AND DISTRIBUTION

We have an extensive infrastructure and distribution system to store and transport our products. In addition to storage located at our production facilities, in North America in 2016, we leased or owned 296 terminal and warehouse facilities, some of which have multi-product capability, for a total of 409 strategically located distribution points in Canada and the United States to serve our customers. To complement our distribution system in Canada and the United States, we also leased or owned approximately 11,100 railcars. In the offshore market, the Company leased one warehouse in China (which we closed in September 2016), one in Malaysia and had ownership in a joint venture which leases one dry bulk fertilizer port terminal in Brazil. We also leased three vessels used for ammonia transportation and owned one multi-purpose vessel used for molten sulfur and phosphoric acid transportation.

Potash

Transportation costs can be a significant component of the total cost of potash. Producers may have an advantage in serving markets close to their sources of supply depending on prevailing transportation costs. International shipping cost variances permit offshore producers (including those in the former Soviet Union, Germany and the Middle East) to compete with us effectively in many geographies.

Most of our potash for North American customers is shipped by rail. We believe we have a strategic advantage in this market with more than 208 owned or leased potash distribution points and a fleet of approximately 4,700 owned and leased railcars. We believe this is the most extensive domestic distribution network in the potash business. Shipments are also made by rail from each of our Saskatchewan mines to Thunder Bay, Ontario, for shipment by lake vessel to our warehouses and storage facilities in Canada and the United States.

PotashCorp 2016 Annual Report on Form 10-K	13

In the case of our sales to Canpotex, potash is transported by rail principally to Vancouver, British Columbia, where port facilities store potash pending shipment by ocean-going vessels overseas. We have an equity interest in Canpotex Bulk Terminals Limited, which is a part owner of these port facilities. Through Canpotex, we also transport potash to, and have an interest in, a port facility located in Portland, Oregon. Following the suspension of our Picadilly, New Brunswick potash operations in early 2016, storage and loading facilities at the Port of Saint John – including our capacity of up to 2.5 million tonnes per year – have been made available to Canpotex for offshore shipping.

Nitrogen

We distribute our nitrogen products by vessel, barge, railcar, truck and direct pipeline to our customers and, in high consumption areas, through our strategically located storage terminals. We lease or own 92 nitrogen terminal facilities. The terminals provide off-season storage and also serve local dealers during the peak seasonal demand period.

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

COMPETITION

Potash

Potash is a commodity, characterized by minimal product differentiation, and, consequently, producers compete based on price, quality and service. We price competitively and sell high quality products and provide high quality service to our customers. Our service includes maintaining warehouses, leasing railcars and chartering ocean-going vessels to enhance our delivery capabilities. The high cost of transporting potash affects competition in various geographic areas. During 2016 our principal competitors in North America included Agrium, Belaruskali, ICL, Intrepid Potash Inc., K+S Group, Mosaic, SQM and Uralkali. In 2016, in offshore markets, Canpotex competed with producers such as APC, Belaruskali, ICL, K+S Group, SQM & Uralkali.

Nitrogen

Nitrogen, the most widely produced nutrient globally, is primarily a regional business. However, ammonia, the feedstock for all downstream nitrogen products, may be manufactured in countries with adequate natural gas supplies and can enable developing nations to monetize their natural gas resources. Several countries with large reserves and low production costs use little of their gas domestically, and can produce ammonia cheaply for the export market. Natural gas typically makes up 70-85% of the cash cost of producing a tonne of ammonia. Nitrogen solutions and ammonium sulfate are also exported.

Nitrogen is an input into industrial production of a wide range of products. Many manufacturers want consistent quality and just-in-time delivery to keep their plants running. A number of industrial consumers are connected to their suppliers by pipeline.

Our nitrogen production serves fertilizer, industrial and feed customers. Our US plants primarily supply industrial and feed customers, and Trinidad supplies both our fertilizer and industrial customers. Our US production has benefited recently from the low cost of natural gas. In Trinidad, our natural gas contracts are primarily indexed to Tampa, Florida ammonia prices. Within North America, sales are regionalized due to transportation costs. In the United States, we compete with other domestic producers, including Agrium, CF Industries Holdings, Inc., CVR Partners, L.P., Koch Industries, Inc., LSB Industries, INC., and OCI N.V. and with imported product from suppliers in the Middle East, North Africa, Trinidad, the former Soviet Union and China. In the offshore market, we compete with a wide range of offshore and domestic producers.

14	PotashCorp 2016 Annual Report on Form 10-K

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

Our competitors for North American phosphate fertilizer sales are The Mosaic Company, J.R. Simplot Company, Agrium and offshore imports primarily from China, Morocco and Russia.

In offshore markets, we compete primarily with Morocco’s OCP S.A., as well as producers from Africa and the Middle East.

Within the animal feed supplement business in the phosphate segment, opportunities exist to differentiate products based on nutritional content. We have a significant presence in the domestic feed supplement market segments. We compete with The Mosaic Company, J.R. Simplot Company and Chinese and Russian producers for feed sales.

Industrial products are the least commodity-like of the phosphate products as product quality is a more significant consideration for customer buying decisions. We market industrial phosphate products principally in the United States and we compete with ICL, Innophos Holdings, Inc. and Chinese producers for North American industrial sales.

EMPLOYEES

At December 31, 2016, we employed 5,130 people, of whom 1,954 were salaried and 3,176 were hourly paid. Of these 5,130 employees, our potash operations employed 2,331 people, our nitrogen operations 823 and our phosphate operations 1,515.

Our sales and transportation and distribution functions were handled by 100 employees in Northbrook, Illinois and various other locations in the United States and by 13 employees in Saskatoon, Saskatchewan. Excluding sales personnel, the Saskatoon and Northbrook offices together had a corporate staff of 348.

We have entered into eight collective bargaining agreements with labor organizations representing employees. The following table sets forth the plant locations where we have entered into collective bargaining agreements and their respective expiry dates.

Plant Location	Collective Bargaining Agreement Expiry Date
Allan, SK	April 30, 2019
Cory, SK	April 30, 2019
Patience Lake, SK	April 30, 2019
Lanigan, SK	January 31, 2018
Rocanville, SK	May 31, 2018
Cincinnati, OH	November 1, 2019
Lima, OH	November 1, 2017
White Springs, FL	December 10, 2018

We believe we have an effective working relationship with our employees, and the unions representing them.

ROYALTIES AND TAXES

Under Saskatchewan provincial legislation, the Company is subject to resource taxes including the potash production tax and the resource surcharge. In 2015, the Government of Saskatchewan announced a potash royalty and taxation review which was postponed indefinitely in 2016. The potash production tax totaled $74 million and the total resource surcharge was $43 million in 2016.

In addition to the potash production tax and resource surcharge, there are royalties, taxes and rental fees payable to the Provinces of Saskatchewan and New Brunswick, municipalities and others in respect of potash sales, production or property in those provinces. Such costs are included in cost of goods sold. The amount of these royalties, taxes and fees totaled $57 million in 2016.

There are property and other taxes payable to US governments, municipalities and other entities that are included in cost of goods sold. The amount for these property and other taxes totaled $19 million in 2016.

For 2016, miscellaneous taxes (not included above) totaled $7 million. Information on a proposed carbon tax, is included under “Legal and Other Matters — General” in Note 30 “Contingencies and Other Matters”, on page 162 of the Company’s audited financial statements in our 2016 Annual Integrated Report, attached as Exhibit 13, which is incorporated herein by reference.

PotashCorp 2016 Annual Report on Form 10-K	15

Income Taxes

PCS and certain subsidiaries are subject to federal and provincial income taxes in Canada. Our subsidiaries that operate in the United States are subject to US federal and state income taxes. Our nitrogen subsidiary operating in Trinidad is subject to Trinidadian taxes.

Income taxes decreased due primarily to significantly lower income before taxes in higher tax jurisdictions. Effective tax rates were as follows:

	2016	2015
Actual effective tax rate on ordinary earnings	16%	27%
Actual effective tax rate including discrete items	12%	26%

Total discrete tax adjustments that impacted the rate in 2016 resulted in an income tax recovery of $17 million (2015 — recovery of $7 million). Significant items to note included the following:

•	in 2016, a current tax recovery of $16 million was recorded as a result of tax authority examinations.

•	in 2015, a current tax recovery of $17 million was recorded upon the conclusion of a tax authority audit.

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

Our operating expenses, other than costs associated with asset retirement obligations, relating to compliance with environmental laws and regulations governing ongoing operations for 2016 were $95 million (2015 — $111 million, 2014 — $129 million).

The Company routinely undertakes environmental capital projects. In 2016, capital expenditures of $82 million (2015 — $164 million,

2014 — $151 million) were incurred to meet pollution prevention and control as well as other environmental objectives. Future capital expenditures are subject to a number of uncertainties, including changes to environmental regulations and interpretations, and enforcement initiatives. While we currently anticipate that our operating and capital expenditures related to environmental regulatory matters in 2017 will not differ materially from amounts expended in the past two years, at this time we are unable to estimate the capital expenditures we may make in subsequent years to meet pollution prevention and control objectives as well as other environmental targets.

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

Water Quality. There are international, federal and state regulatory initiatives underway that may result in new regulatory restrictions on discharges of nutrients, including nitrogen and phosphorus, to waters in the United States (“Nutrient Criteria”). There are also ongoing litigation efforts in several jurisdictions of the United States that seek to require US environmental agencies to develop new Nutrient Criteria. These litigation and regulatory proceedings may result in new Nutrient Criteria that apply to water discharges from several of the Company’s facilities. Some of the proposed restrictions imposed through Nutrient Criteria also have the potential to require our customers to reduce or eliminate their uses of the Company’s products. These Nutrient Criteria could have a material effect on either the Company or its customers, but the impact is not currently predictable or quantifiable with

16	PotashCorp 2016 Annual Report on Form 10-K

reasonable certainty because many of these initiatives are in relatively early stages and compliance alternatives may be available that do not create material impacts. The Company is closely monitoring and evaluating the impact of these initiatives on its operations.

Climate Change. We have determined that we will pursue a greenhouse gas mitigation strategy. A source of greenhouse gases from our operations is process emissions from some of our nitric acid plants. In addition, the use of natural gas at our mines and as a feedstock in our ammonia production results in greenhouse gas emissions. The use of electricity and the transportation of materials associated with our operations are indirect sources of greenhouse gases. The Company has set a target of reducing greenhouse gas emissions per tonne of nitrogen product by 5 percent from 2014 levels by 2018.

We continue to monitor the international and national efforts to address climate change. Increasing regulation of greenhouse gases could impact our operations by requiring changes to our production processes or increasing raw material, energy, production or transportation costs. The countries where we operate are parties to the Paris Agreement adopted in December 2015 pursuant to the United Nations Framework Convention on Climate Change. The impacts of these regulatory efforts on the Company’s operations cannot be determined with any certainty at this time.

In addition to the foregoing, the information under “Legal and Other Matters — General” in Note 30, “Contingencies and Other Matters” on page 162 of the Company’s audited consolidated financial statements in our 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Asset Retirement Obligations

Provisions are recognized when: (1) the Company has a present legal or constructive obligation as a result of past events; (2) it is probable that an outflow of resources will be required to settle the obligation; and (3) the amount has been reliably estimated. We have recorded in the Company’s audited consolidated financial statements provisions for decommissioning obligations (also known as asset retirement obligations) primarily related to mining and mineral activities. The major categories of asset retirement obligations include reclamation and restoration costs at our potash and phosphate mining operations (most particularly phosphate mining), including the management of materials generated by mining and mineral processing, such as various mine tailings and gypsum; land reclamation and revegetation programs; decommissioning of underground and surface operating facilities; general clean-up activities aimed at returning the areas to an environmentally acceptable condition; and post-closure care and maintenance. See Note 18 of the Company’s audited consolidated financial statements in the 2016 Annual Integrated Report for further discussion of the treatment of asset retirement obligations.

The estimation of asset retirement obligation costs depends on the development of environmentally acceptable closure and post-closure plans. In some cases, this may require significant research and development to identify preferred methods for such plans that are economically sound and that, in most cases, may not be implemented for several decades. We have continued to use appropriate technical resources, including outside consultants, to develop specific site closure and post-closure plans in accordance with the requirements of the various jurisdictions in which we operate. The asset retirement obligations are generally incurred over an extended period of time. At December 31, 2016, we had accrued a total of $678 million for asset retirement obligations. The current portion totaled $51 million.

In addition, the information contained in paragraphs five through seven of “Supporting Information” of Note 25, “Guarantees” to the Company’s audited consolidated financial statements on page 144 of the Company’s 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

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

We have accrued $23 million for costs associated with site assessment and remediation, including consulting fees, related to the clean-up of contaminated sites currently or formerly associated with the Company or its predecessors’ businesses. The current portion of these costs totaled $7 million. The accrued amounts include the Company’s or its subsidiaries’ expected final share of the costs for the site assessment and remediation matters to the extent the incurrence of the costs are likely and can be reasonably estimated.

In addition to the foregoing, the information in the first and second paragraphs under “Nitrogen and Phosphate”, including the bullets contained therein, and in the second paragraph of

PotashCorp 2016 Annual Report on Form 10-K	17

“Legal and Other Matters” of Note 30, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on pages 161 and 162 of the Company’s 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

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

Facility and Product Security

Through our Safety, Health and Environment department, we regularly evaluate and address actual and potential security issues and requirements associated with our operations in the

United States and elsewhere using approved security vulnerability methodologies. Additional actions and expenditures may be required in the future. In the United States, chemical facilities are regulated under the Maritime Transportation Security Act, the Chemical Facility Anti-Terrorism Standards, and the Food Safety Modernization Act (Mitigation Strategies to Protect Food Against Adulteration). It is anticipated that Congress will continue to consider federal legislation designed to reduce the risk of any future terrorist acts at industrial facilities. We believe that we are in material compliance with applicable security requirements, and we also have developed and adopted security measures and enhancements beyond those presently required at both our regulated and non-regulated facilities. To date, neither the security regulations nor our expenditures on security matters have had a material adverse effect on our financial position or results of operations. We are unable to predict the potential future costs to us of any new governmental programs or voluntary initiatives.

OUR EXECUTIVE OFFICERS

The name, age, period of service with the Company and position held for each of our executive officers as at February 20, 2017 is as follows:

Name	Age	Served Since	Current Position Held
Jochen E. Tilk	53	2014	President and Chief Executive Officer
Wayne R. Brownlee	64	1988	Executive Vice President, Treasurer and Chief Financial Officer
Stephen F. Dowdle	66	1999	President, PCS Sales
Mark F. Fracchia	62	1984	President, PCS Potash
Raef M. Sully	49	2012	President, PCS Nitrogen and PCS Phosphate
Joseph A. Podwika	54	1997	Senior Vice President, General Counsel and Secretary
Darryl S. Stann	49	2003	Senior Vice President, Finance and Chief Risk Officer
Kevin Graham	38	2015	Senior Vice President, Strategy and Corporate Development
Brent Poohkay	47	2015	Senior Vice President, Information Technology
Denita C. Stann	48	2006	Senior Vice President, Investor and Public Relations
Lee M. Knafelc	49	1998	Senior Vice President, Human Resources and Administration
Denis A. Sirois	61	1978	Vice President and Corporate Controller
Fernand Boutin	46	2001	Vice President, Internal Audit
Rob D. Bubnick	56	1998	Vice President, Safety, Health and Environment

18	PotashCorp 2016 Annual Report on Form 10-K

Each of the executive officers have held the position indicated above or the positions described below for the previous five years:

Name	Dates of Service	Position Held
Jochen E. Tilk	November 2009 — March 2013	President and Chief Executive Officer, Inmet Mining Corporation
Mark F. Fracchia	March 2011 — June 2014	Vice President, Safety, Health and Environment
Raef M. Sully	June 2010 — July 2012	Principal, Bain & Company, Inc.
	August 2012 — December 2012	Vice President, Project Management
	January 2013 — June 2014	Vice President, Project Management and Capital
	July 2014 — January 2016	President, PCS Nitrogen
Darryl S. Stann	March 2011 — December 2014	Vice President, Procurement
Kevin Graham	August 2011 — October 2012	Director, Business Planning & Technical Advisor, Vale
	October 2012 — October 2013	Director, Strategic & Business Planning, Vale
	November 2013 — July 2015	Chief Strategy & Technology Officer, Vale
Brent Poohkay	January 2005 — March 2015	Vice President and Chief Information Officer, Chief Privacy Officer, Enbridge Inc.
Denita C. Stann	January 2011 — December 2015	Vice President, Investor and Public Relations
Lee M. Knafelc	December 2010 — December 2015	Vice President, Human Resources and Administration
Fernand Boutin	March 2011 — December 2016	Director, Cost & Inventory
Rob D. Bubnick	January 2007 — July 2014	General Manager, PCS Potash, Lanigan Division

PRESENTATION OF FINANCIAL INFORMATION

We have three reportable operating segments: potash, nitrogen and phosphate. For information with respect to the sales, gross margin and assets attributable to each segment and to our North American and offshore sales, see Note 3, “Segment Information” to the Company’s audited consolidated financial statements as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016, incorporated by reference under Item 8 of this Annual Report on Form 10-K.

Unless otherwise specified, financial information is presented in US dollars.

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

We make available, free of charge through our website, www.potashcorp.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Act as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC. We also make available, free of charge, through our website, our filings with Canadian securities regulatory authorities as soon as reasonably practicable after such material is electronically filed with the Canadian securities regulatory authorities. The Canadian securities regulatory authorities maintain a website (www.sedar.com) that contains our filings with the Canadian securities regulatory authorities. The information contained on, or accessible from our website or any other report or document we file with or furnish to the SEC or Canadian securities regulatory authorities, and references to our website are intended to be inactive textual references only, and are not incorporated by reference into this Annual Report on Form  10-K.

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

PotashCorp 2016 Annual Report on Form 10-K	19

designed to mitigate those risks. This process is further described under “Integrated Approach to Strategy and Risk” on pages 28 and 29 and “Risk” on pages 48 through 55 in our 2016 Annual Integrated Report, attached as Exhibit 13. See “Forward-Looking Statements” earlier in this Annual Report on Form 10-K.

A discussion of the Company’s strategies to mitigate certain risks is included in our “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 50 through 55 in our 2016 Annual Integrated Report, attached as Exhibit 13.

Our estimates of future demand for our products, and in particular potash, our primary nutrient, may prove to be overstated.

We estimate the future level of demand for our products and attempt to meet this anticipated demand by adjusting our operational capability at certain facilities. Our customers’ decisions regarding the purchase of our products are affected by variable market, governmental, seasonal, foreign currency, other economic, weather and other conditions, most of which are outside of our control and can be difficult to accurately predict. For example, farmers’ decisions about the number of acres planted, the mix of crops planted and application rates for crop nutrients vary from year to year depending on a number of factors including, among others, crop prices, the level of grain inventory, governmental actions (including farm and biofuel policies), input costs, weather-related shifts in planting schedules and the level of the crop nutrients remaining in the soil following the previous harvest. Therefore, the timing of customer purchases will vary each year, and fertilizer sales can shift between periods.

If demand does not meet our estimates, our facilities may be underutilized. To the extent that we underutilize capacity, operating efficiencies may decline, which may require operations or workforce changes. This may result in the return on our investment being lower than expected and may negatively impact our financial performance.

Competitors’ increase in fertilizer supply may outpace growth in world demand.

Some fertilizer products are characterized by minimal product differentiation within product categories and customers make their purchasing decisions principally on the basis of delivered price and to a lesser extent on customer service and product quality.

Consequently, the market for fertilizer products is subject to competitive pricing pressures and is volatile. This volatility varies by product within the fertilizer industry. Our competitors have undertaken, and may undertake in the future, expansion or greenfield projects to increase fertilizer production capability and may increase supply in response to market conditions or otherwise.

If increases in supply outpace growth in world demand this may lead to saturation in the market, a reduction in prices and declining capacity utilization rates, negatively affecting our financial performance.

Canpotex may be dissolved or its ability to operate impaired.

We rely on Canpotex, our offshore marketing, transportation and distribution company, to deliver our potash to customers outside North America. Unexpected changes in laws or regulations, market or economic conditions, our (or our venture partners’) businesses, or otherwise could threaten the existence of Canpotex. A trusted potash brand could be lost and our access to key offshore markets negatively impacted resulting in a less efficient logistics system, decreased sales, higher costs or lower net earnings from offshore sales.

We may not be able to respond in a timely manner to unexpected surges in potash demand.

While we strive to maintain optionality with our operating capabilities, it may take time to restart or expand our operating capability in order to respond when demand surges in an unanticipated manner. Our inability to respond could adversely affect our financial performance or reputation.

We may fail to maintain high levels of safety and health or prevent / appropriately respond to a major security incident.

Safety is a core value for us. The mining and industrial activities we engage in are inherently hazardous and we have personnel working or travelling in countries facing escalating tensions. Failure to prevent or appropriately respond to a safety, health or security incident could result in one or more incidents leading to injuries or fatalities among our employees, contractors and communities near our operations. Such incidents may lead to liabilities arising out of personal injuries or death, operational interruptions and shutdown or abandonment of affected facilities. Accidents could cause us to expend significant managerial time and efforts, and financial resources to remediate safety issues or to repair damaged facilities and may also adversely impact our reputation.

We may fail to protect the environment.

Environmental incidents, including uncontrolled tailings, gypsum stack or other containment breaches, significant subsidence from mining activities and significant release of hazardous and other regulated materials, may occur. Failure to prevent a significant environmental incident can be harmful to our employees, contractors, and communities and impact the biodiversity, water resources and related ecosystems near our operations. Such incidents could also adversely impact our operations, financial performance or reputation.

20	PotashCorp 2016 Annual Report on Form 10-K

We may incur costs related to new or revised environmental laws and regulations.

Our operations are subject to environmental laws and regulations. We incur significant costs and associated liabilities in connection with these laws and regulations. These laws and regulations govern matters such as air emissions, wastewater discharges, land use and reclamation and solid and hazardous waste management. Many of the laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. New or revised laws or regulations may result from pressure on law makers and regulators to address climate change, transition to a low-carbon economy or impose more restrictive conditions on inbound and outbound hazardous material shipments of raw material inputs and end products. Increased regulation could impact our ability to produce certain products, increase our raw material, energy, transportation, and compliance costs and have a negative effect on our customer satisfaction, reputation and financial performance.

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

We may not be granted, or may fail to maintain, the relevant permits for our operations.

Many of our existing operations are dependent upon having numerous required permits and approvals, or a determination that we have not violated a law or permit as a result of government inspection of our facilities, from relevant governmental authorities. In addition, expansion or modification of our operations may be predicated upon securing necessary environmental or other permits or approvals. Denial or delay by a government agency in issuing any of our permits and approvals or imposition of restrictive conditions on us with respect to these permits and approvals could have an adverse effect on our ability to continue or expand operations thereby affecting our financial performance or our reputation.

For additional information regarding environmental laws and regulations that impact our operations, see the information contained under ‘Environmental Matters’ in Part I, Item 1 of this Annual Report on Form 10-K.

We may be subject to catastrophic events or malicious acts (including terrorism) involving our products, facilities or transportation, storage and distribution network.

Like other companies with major mining and industrial facilities, in addition to cyber security risks, our operations may be impacted by catastrophic events (such as uncontrolled mine inflow, severe weather or extreme product transportation/storage mishaps) or be targets of terrorist activities (or other intentional acts of destruction). As a result, our facilities, or those of third parties on which we rely, could be damaged or destroyed, or employees, contractors and the public could suffer serious physical injury. Such events could also affect our sales or production and disrupt our supply chain, which may adversely impact our financial results or reputation.

Certain complications may arise in our mining process, including water inflows in our potash mines.

The mining process is a complex process subject to certain geological conditions and hazards, including industrial and environmental hazards. For example, the presence of water-bearing strata above and below many underground mines poses the risk of water inflows. It is not uncommon for water inflows of varying degrees to occur in potash mines; however, it is difficult to predict if, when, or to what degree, such inflows could occur. At our Saskatchewan potash mines we have minor water inflows that we actively monitor and manage, as appropriate. Significant inflows at our potash mines could result in increased operational costs, increased risk of personal injury, production delays or stoppages, or the abandonment and closure of a mine. The risk of underground water inflows, as with most other underground risks, is currently not insured. Any of these risks and hazards relating to our mining process could negatively affect our safety, our reputation or our financial performance.

Our international operations and investments may be affected by political and regulatory regimes.

We have significant operations and investments in countries outside of Canada and the United States. We have a nitrogen production facility in Trinidad. In addition, we have significant investments in entities located in Chile, Jordan, China and Israel.

Various factors may impact these operations including difficulties and costs associated with political and economic conditions, cultures and laws, regulations, foreign trade and fiscal policies; currency exchange rate fluctuations; armed conflict; terrorist activity; and unexpected changes in regulatory requirements, social, and labor conditions. Such factors may lead to restrictions on monetary distributions, selective discrimination, forced divestures or changes to or nullification of existing agreements, mining permits or leases.

Instability in political or regulatory regimes could cause volatility and impact our earnings growth or our reputation.

Non-operated investments may be affected by decisions of third parties.

We hold a minority ownership interest in several companies, including SQM, APC, ICL and Sinofert. The operations and results of these investments are significant to us, and their operations can

PotashCorp 2016 Annual Report on Form 10-K	21

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

We regularly evaluate all strategic opportunities. We may seek to grow through acquisitions of assets or entities, or interests in other entities, such as our investments in SQM, APC, ICL and Sinofert. We may also consider other growth opportunities such as strategic alliances, evaluation of new products and technologies, or expansion into new markets that complement and extend our portfolio of businesses and capabilities and generate returns that exceed our cost of capital on a risk-adjusted basis.

Various factors may limit our investment opportunities including geopolitical, market or other reasons. Such restrictions could negatively affect our growth.

We may be unable to achieve expected benefits of our growth initiatives.

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

During the pendency and in the event we are unable to complete the Proposed Transaction, we may be subject to a number of additional risks and uncertainties.

The completion of the Proposed Transaction remains subject to customary closing conditions, some of which are outside of our control, including the receipt of various regulatory approvals.

During the pendency of the Proposed Transaction, we remain subject to a number of risks, including the diversion of time and attention of our management from running our current business, certain provisions in the Arrangement Agreement which may restrict our ability to take certain corporate actions or pursue alternatives to the Arrangement or, in certain circumstances, require us to pay a non-completion fee of $485 million, the incurrence of significant expenses that would generally not be recoverable and have been of only limited, if any utility, in the event we do not complete the Proposed Transaction, and uncertainty surrounding the completion of the Arrangement. If we do not complete the Proposed Transaction, we may no longer have the opportunity to pursue any actions or alternatives that arose during the pendency of the Proposed Transaction, we will still have incurred significant expenses that are not reimbursed or recoverable, and our ability to retain customers, suppliers or personnel may be harmed.

In the event we complete the Proposed Transaction, we, and our shareholders, will be subject to a number of additional risks.

In the event we complete the Proposed Transaction, PotashCorp and Agrium shareholders will become shareholders of New Parent. New Parent may take a number of actions, including issuing equity securities that dilute New Parent’s cash flow or earnings per share, or adopting a dividend policy different from that of the historical PotashCorp dividend policy. In addition, New Parent may not be able to realize the anticipated benefits of the Proposed Transaction on a timely basis, or at all. In addition, the tax consequences of the Proposed Transaction may differ from the anticipated tax treatment, resulting in some shareholders being required to pay substantial U.S. federal income taxes, New Parent’s business mix may differ from that of PotashCorp historically, or customers, suppliers and or personnel may choose not to retain their relationships with New Parent. New Parent may also have a lower credit rating than PotashCorp, which could result in more difficulty or additional expense in accessing credit markets, or trigger a change in control offer under certain outstanding debt. The occurrence of any of the foregoing may materially adversely affect the value of your investment in New Parent following the completion of the Proposed Transaction.

We may fail to gain the support of our stakeholders for our business plans.

Underperformance due to weak market fundamentals or business issues, inadequate communication, engagement and/or collaboration with our stakeholders or dissatisfaction with our practices or strategic direction may lead to a lack of support for our business plans. Loss of stakeholder confidence may impair our ability to execute on our business plans, and may also lead to reputational and financial losses, or shareholder action.

22	PotashCorp 2016 Annual Report on Form 10-K

In Trinidad, supply of natural gas, a key raw material for the manufacture of our nitrogen products, may continue to be curtailed.

Due to decreased investment by the energy industry in exploration, development and major maintenance activities we continue to experience curtailments in our natural gas supply. While changes in government policy in Trinidad are intended to support natural gas exploration and development, we continue to expect curtailments of natural gas supply for the coming years. Prolonged interruption of our supply could result in loss of nitrogen production, adversely affecting our financial performance or reputation.

Our information and operations technology systems are subject to cyber security risks.

Targeted attacks on our systems (or on systems of third parties that we rely on), failure or non-availability of a key information or operations technology system or a breach in security measures designed to protect our technology systems could result in property damage, theft, misuse, modification and destruction of information, including trade secrets and confidential business information, and cause business disruptions, reputational damage, extensive personal injury and third-party claims, which could negatively impact our operations and our financial performance.

We may allocate our capital in an inefficient manner or be unable to access capital on a cost-effective or timely basis.

Challenges arise in the capital allocation process due to changing market conditions and our ability to anticipate and incorporate such changes in our decision support. Inefficiencies in the capital allocation process or decisions that are not consistent with strategic priorities or that do not properly assess risk may also lead to inefficient deployment of capital. Access to and cost of capital may be affected by general and industry-specific market and economic conditions impacting our ability to generate cash flows, adverse conditions in the credit markets or restrictions on our ability to repatriate cash offshore. Failure to allocate capital in an efficient manner may lead to reduced returns on capital invested, operational inefficiencies, damage to our reputation and access to capital becoming more limited. Inability to access capital on a cost-effective basis may result in a loss of liquidity, increase in the cost of capital or inability to execute on value-added transactions requiring significant capital.

We may not be able to recover all or a portion of our investment in assets.

Our long-lived and intangible assets are assessed at the end of each reporting period for impairment indicators and when such indicators exist, impairment testing is performed to determine the recoverable value of assets. Changes in market conditions or industry structures, commodity prices, tax rates, technical operating difficulties, inability to recover our mineral reserves or increased operating cost levels relative to lower cost facilities could represent impairment indicators that trigger impairment testing. Significant assumptions in the determination of recoverable value include, but are not limited to: commodity prices, sales volumes, operating and capital expenditures, discount rates, inflation and growth rates, and reserves. We cannot predict if an event that triggers impairment will occur, when it will occur or how it will affect reported asset amounts. Impairment charges could be significant and could materially adversely affect our financial performance in the periods in which they are recorded.

We may be unable to provide sufficient, cost-effective and timely transportation of our products.

Transportation is a significant element of the sale of our products to customers. Accessing sufficient, cost effective, timely and dependable transportation and port storage and other distribution facilities is important in allowing us and any export, sales and marketing companies, to supply customers near our operating facilities and around the world. Our (or the third parties upon which we rely) ability to provide sufficient, cost-effective and timely transportation and storage of product may be challenged due to labor disputes, system failures, accidents or delays, adverse weather or other environmental events, adverse operating conditions (including aging transportation infrastructure, railroad capacity constraints, changes to rail or ocean freight systems), swings in demand for our products, increased shipping demand for other products, adverse economic conditions, a change in our export, sales or marketing company relationships, or otherwise. This could result in delays and increased costs, lost revenue and reputation damage with our customers.

Antitrust laws or trade agreements and regulations to which we are subject may change.

We are subject to antitrust laws in various countries throughout the world. A significant portion of our business activities are conducted in countries under existing trade agreements and regulations. Changes in these laws, agreements or regulations, or their interpretation, administration or enforcement may occur over time. Additionally, increases in crop nutrient prices, as well as the Proposed Transaction, can increase the scrutiny to which we are subject under antitrust laws. Changes in antitrust laws or trade agreements and regulations globally, or the interpretation, administration or enforcement thereof, may limit our future acquisitions or operations, including the operations of Canpotex, as well as affect our financial performance.

Our advantaged cost position may be impaired.

As we take steps to further improve this position, various factors such as labor costs, lack of technological improvements, operational inefficiencies, currency fluctuations, tax and regulatory costs, and water inflow control and other environmental costs may impact our ability to maintain our low-cost position and adversely affect our financial performance.

PotashCorp 2016 Annual Report on Form 10-K	23

We may experience increases in the price of or be unable to source required raw materials (such as natural gas and sulfur).

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

The cost of our raw materials may not correlate with changes in the prices we receive for our products, either in the direction of the price change or in absolute magnitude. The price of our raw materials can fluctuate widely for a variety of reasons, including changes in availability because of additional capacity or limited availability due to curtailments or other operating problems. Other external factors beyond our control can also cause volatility in raw materials prices, including, without limitation, general economic conditions, the level of business activity in the industries that use our products, competitors’ actions, international events and circumstances and governmental regulation in the United States and abroad. Relying on sole-sourced or non-diversified supply for specialized material may impact availability of such raw materials.

There can be no assurance that we will be able to pass through increased costs of raw materials to our customers through the end products. A significant increase in the price of natural gas or sulfur that is not recovered through an increase in the price of our products could negatively impact our financial performance. Unavailability of raw materials could result in a loss of production or changes to our nutrient footprint.

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

The inability to attract, develop, engage or retain quality employees could result in decreased productivity, reliability,

efficiency and safety performance, higher costs and reputational harm. It could also negatively impact our ability to take on new projects and sustain operations, which might negatively affect our operations or our ability to grow.

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

We may be unable to successfully execute our internal projects.

We have undertaken and continue to undertake various projects including capital and business process improvement /transformation projects. These projects involve risks, including (but not limited to) difficult environmental conditions, poor project prioritization and capital allocation, factors negatively impacting costs (such as escalating costs of labor and materials, unavailability and underperformance of skilled personnel, suppliers of materials or technology and other third parties we retain, design flaws or operational issues, poor project management oversight) or poor transition through project stages. Any of the foregoing risks could impair our ability to realize the benefits we had anticipated from the projects and negatively impact our financial performance.

Inability to successfully innovate or innovation by others may adversely affect our business.

Our inability to identify and / or appropriately act on opportunities for innovation, flaws in our model of innovation or innovation by others such as development of full or partial substitutes for our products, seeds that require less crop nutrients, or modifications to the application of crop nutrients could result in a loss in our competitive position, a loss in potential revenue streams, financial losses from unsuccessful innovation and inability to meet growth expectations.

We are subject to legal proceedings, the outcome of which may affect our business.

We are, and may in the future be, involved in legal and regulatory proceedings. These proceedings include matters arising from our activities or activities of predecessor companies. The outcome of these proceedings may have a negative impact on our financial performance or reputation.

24	PotashCorp 2016 Annual Report on Form 10-K

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

ITEM 3. LEGAL PROCEEDINGS

The information under “Legal and Other Matters” of Note 30, “Contingencies and Other Matters” to the Company’s audited consolidated financial statements on pages 161 through 163 of the Company’s 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

Environmental Proceedings

For further discussion of certain environmental proceedings in which we are involved, see “Environmental Matters” under Item 1 of Part I of this Annual Report on Form 10-K which is incorporated herein by reference.

General

In the normal course of business, we are also, and expect to continue to be, subject to various other legal proceedings being brought against us. While it is not possible to determine the ultimate outcome of such actions at this time, and inherent uncertainties exist in predicting such outcomes, it is the company’s belief that the ultimate resolution any of such known actions is not reasonably likely to have a material adverse effect on its consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Safety is a fundamental core value, and we are committed to providing a healthy and safe work environment for our employees, contractors and all others at our sites to help meet our Company-wide goal of achieving no harm to people.

The operations at the Company’s Aurora, Weeping Water and White Springs facilities are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the implementing regulations, which impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. Our senior management is responsible for managing compliance with applicable government regulations, as well as implementing and overseeing the elements of our safety program as outlined in our Safety, Health and Environment Manual.

Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Section 1503(a)”) requires us to include certain safety information in the periodic reports we file with the SEC. The information concerning mine safety violations and other regulatory matters required by Section 1503(a) and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

PotashCorp 2016 Annual Report on Form 10-K	25

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information under “Shareholder Information — Dividends”, “Shareholder Information — Ownership”, “Shareholder Information — Common Share Prices”, “Shareholder Information — NYSE Corporate Governance” on pages 169 and 170 in our 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference. The information under “Compensation — Executive Compensation — Performance Graphs” in our 2017 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

All equity based benefit plan information has been adjusted to reflect prior stock splits. In this Annual Report on Form 10-K, all share and per-share data reflects prior stock splits. In 2015, the Company declared a cash dividend of $0.38 per common share, in each of the first, second, third and fourth quarters, for a total of

$1.52 for the year. In 2016, the Company declared a cash dividend of $0.25 per common share in the first and second quarters, and $0.10 per common share in the third and fourth quarters, for a total of $0.70 for the year.

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

ITEM 6. SELECTED FINANCIAL DATA

The information presented below has been presented on the basis of IFRS. These principles differ in certain significant respects from US GAAP.

		(in millions of US dollars, except per-share amounts)
	2016	2015	2014	2013	2012
Sales	4,456	6,279	7,115	7,305	7,927
Net income	323	1,270	1,536	1,785	2,079
Net income per share — basic	0.39	1.52	1.83	2.06	2.42
Cash dividends declared per share	0.70	1.52	1.40	1.33	0.70
Total assets	17,255	17,469	17,724	17,958	18,206
Long-term debt obligations(1)	3,750	3,754	3,256	3,006	3,506

(1)	Represents non-current long-term debt obligations and does not include unamortized costs. (See Note 21 to the Company’s consolidated financial statements for description of such amounts.)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations” on pages 8 through 91 and 98 through 99, “Appendix” on page 171 and “Terms and Measures” on page 172 in our 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Other Financial

Information — Market Risks Associated With Financial Instruments” on page 88 and Note 29 to the Company’s audited consolidated financial statements on pages 155 through 160 in our 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under “Financials & Notes — Management’s Responsibility for Financial Reporting” and “Financials & Notes — Consolidated Financial Statements”, including the Reports of Independent Registered Public Accounting Firm, contained on pages 100 through 167 and “Management’s Discussion & Analysis of Financial Condition and Results of Operations — Quarterly Results” on pages 81 and 82 in our 2016 Annual Integrated Report, attached as Exhibit 13, is incorporated herein by reference.

26	PotashCorp 2016 Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2016, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of December 31, 2016, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. “Management’s Report on Internal Control Over Financial Reporting” and the “Reports of Independent Registered Public Accounting Firm” contained on pages 103 and 104 in our 2016 Annual Integrated Report, attached as Exhibit 13, are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PotashCorp 2016 Annual Report on Form 10-K	27

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under “Business of the Meeting” “Director Nominees”, “Report of the Audit Committee and Appointment of Auditors — Audit Committee Membership” and Appendix A in our 2017 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference. Information concerning executive officers is set forth under “Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under (1) “About the Board — Director Compensation”, “Human Resources and Compensation — Letter from and Report of the Human Resources and Compensation Committee”, “Human Resources and Compensation —

Compensation Discussion and Analysis” and “Human Resources and Compensation — Executive Compensation” in our 2017 Proxy Circular, attached as Exhibit 99(a) and (2) the Schedule of Participants included in additional surveys used for compensation purposes, attached as Exhibit 99(b), is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under “Ownership of Shares”, and the tables under “About the Board — ‘At-Risk’ Investment and Year Over Year Changes” and “Equity Compensation Plans” in our  2017 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under “About the Board — Director Independence” in our 2017 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under “Report of the Audit Committee and Appointment of Auditors” in our 2017 Proxy Circular, attached as Exhibit 99(a), is incorporated herein by reference.

28	PotashCorp 2016 Annual Report on Form 10-K

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1. Consolidated Financial Statements in Annual Report

The consolidated financial statements contained on pages 100 through 167 in our 2016 Annual Integrated Report, attached as Exhibit 13, are incorporated by reference under Item 8.

Reports of Independent Registered Public Accounting Firm	103-104
Consolidated Statements of Income	105
Consolidated Statements of Comprehensive Income	106
Consolidated Statements of Cash Flow	107
Consolidated Statements of Changes in Shareholders’ Equity	108
Consolidated Statements of Financial Position	109-110
Notes to the Consolidated Financial Statements	111-167

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Potash Corporation of Saskatchewan Inc.

We have audited the consolidated financial statements of Potash Corporation of Saskatchewan Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016, and the Company’s internal control over financial reporting as of December 31, 2016, and have issued our reports thereon dated February 20, 2017; such consolidated financial statements and reports are included in your 2016 Annual Integrated Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Professional Accountants

Saskatoon, Canada

February 20, 2017

PotashCorp 2016 Annual Report on Form 10-K	29

Potash Corporation of Saskatchewan Inc.

Schedule II — Valuation and Qualifying Accounts

(in millions of US dollars)

(audited)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful trade accounts receivable
2016	7	1	2	6
2015	7	—	—	7
2014	7	—	—	7
Allowance for inventory valuation
2016	18	7	2	23
2015	12	6	—	18
2014	11	4	3	12

3. Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)
4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016
4(p)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.000% Notes due December 15, 2026.	8-K	12/6/2016	4(a)

30	PotashCorp 2016 Annual Report on Form 10-K

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eight Memorandum of Agreement, dated January 1, 2014.	10-Q	9/30/2016
10(d)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(e)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(f)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(g)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(h)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(i)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(j)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)
10(k)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(m)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(n)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(o)	PCS Supplemental Retirement Plan for U.S Executives (as amended and restated and in effect as of January 1, 2016).	10-K	12/31/2015	10(n)
10(p)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995
10(q)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995
10(r)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(s)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(t)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(u)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(v)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

PotashCorp 2016 Annual Report on Form 10-K	31

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(w)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(x)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(y)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(z)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(ee)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan.	8-K	5/11/2016	10.1
10(ff)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement (2016-2018 Phased Grant).	8-K	5/11/2016	10.2
10(gg)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement.	8-K	5/11/2016	10.3
10(hh)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Option Agreement.	8-K	5/11/2016	10.4
10(ii)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(jj)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(kk)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(ll)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)
10(mm)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)
10(nn)	Form of Company Support Agreement.	8-K	9/12/2016	10.1
10oo)	Form of Agrium Support Agreement.	8-K	9/12/2016	10.2
10(pp)	Form of Change in Control Agreement between the registrant and certain Canadian executives.	10-Q	9/30/2016
10(qq)	Form of Change in Control Agreement, between the registrant and certain U.S. executives.	10-Q	9/30/2016
10(rr)	Letter Agreement, dated January 20, 2016 and revised February 2, 2016, between registrant and Paul E. Dekok.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2016 Annual Integrated Report. The 2016 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2017 Notice of Meeting, Proxy Circular and Form of Proxy. The 2017 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	Schedule of participants included in additional surveys for compensation comparison purposes.

ITEM 16. FORM 10-K SUMMARY

None.

32	PotashCorp 2016 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

By:	/s/ JOCHEN E. TILK
Jochen E. Tilk
President and Chief Executive Officer
February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN W. ESTEY	Chair of the Board	February 24, 2017
John W. Estey

/s/ WAYNE R. BROWNLEE	Executive Vice President, Treasurer and Chief Financial Officer (Principal financial and accounting officer)	February 24, 2017
Wayne R. Brownlee

/s/ JOCHEN E. TILK	President and Chief Executive Officer and Director (Principal executive officer)	February 24, 2017
Jochen E. Tilk

/s/ CHRISTOPHER M. BURLEY	Director	February 24, 2017
Christopher M. Burley

/s/ DONALD G. CHYNOWETH	Director	February 24, 2017
Donald G. Chynoweth

/s/ GERALD W. GRANDEY	Director	February 24, 2017
Gerald W. Grandey

/s/ C. STEVEN HOFFMAN	Director	February 24, 2017
C. Steven Hoffman

/s/ ALICE D. LABERGE	Director	February 24, 2017
Alice D. Laberge

/s/ CONSUELO E. MADERE	Director	February 24, 2017
Consuelo E. Madere

/s/ KEITH G. MARTELL	Director	February 24, 2017
Keith G. Martell

/s/ JEFFREY J. MCCAIG	Director	February 24, 2017
Jeffrey J. McCaig

/s/ AARON W. REGENT	Director	February 24, 2017
Aaron W. Regent

/s/ ELENA VIYELLA DE PALIZA	Director	February 24, 2017
Elena Viyella de Paliza

/s/ ZOË A. YUJNOVICH	Director	February 24, 2017
Zoë A. Yujnovich

PotashCorp 2016 Annual Report on Form 10-K	33

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1
3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002
3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)
4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)
4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)
4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)
4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)
4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)
4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)
4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)
4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)
4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)
4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)
4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)
4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)
4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014
4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)
4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016
4(p)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.000% Notes due December 15, 2026.	8-K	12/6/2016	4(a)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013
10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013
10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eight Memorandum of Agreement, dated January 1, 2014.	10-Q	9/30/2016
10(d)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)
10(e)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)
10(f)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)
10(g)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)
10(h)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)
10(i)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)
10(j)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)
10(k)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)
10(l)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)
10(m)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)
10(n)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)
10(o)	PCS Supplemental Retirement Plan for U.S Executives (as amended and restated and in effect as of January 1, 2016).	10-K	12/31/2015	10(n)
10(p)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995
10(q)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995
10(r)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)
10(s)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)
10(t)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)
10(u)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)
10(v)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(w)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)
10(x)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1
10(y)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)
10(z)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)
10(aa)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)
10(bb)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)
10(cc)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)
10(ee)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan.	8-K	5/11/2016	10.1
10(ff)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement (2016-2018 Phased Grant).	8-K	5/11/2016	10.2
10(gg)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement.	8-K	5/11/2016	10.3
10(hh)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Option Agreement.	8-K	5/11/2016	10.4
10(ii)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)
10(jj)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)
10(kk)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)
10(ll)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)
10(mm)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)
10(nn)	Form of Company Support Agreement.	8-K	9/12/2016	10.1
10oo)	Form of Agrium Support Agreement.	8-K	9/12/2016	10.2
10(pp)	Form of Change in Control Agreement between the registrant and certain Canadian executives.	10-Q	9/30/2016
10(qq)	Form of Change in Control Agreement, between the registrant and certain U.S. executives.	10-Q	9/30/2016
10(rr)	Letter Agreement, dated January 20, 2016 and revised February 2, 2016, between registrant and Paul E. Dekok.
12	Computation of Ratio of Earnings to Fixed Charges.
13	2016 Annual Integrated Report. The 2016 Annual Integrated Report, except for those portions that are expressly incorporated by reference, is furnished for the information of the Commission and is not to be deemed “filed” as part of or otherwise form part of this filing.
21	Subsidiaries of the registrant.
23	Consent of Deloitte LLP.
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
99(a)	2017 Notice of Meeting, Proxy Circular and Form of Proxy. The 2017 Notice of Meeting, Proxy Circular and Form of Proxy, except for those portions thereof that are expressly incorporated by reference, are furnished for the information of the Commission and are not to be deemed “filed” as part of or otherwise form part of this filing.
99(b)	Schedule of participants included in additional surveys for compensation comparison purposes.