Form 10-Q
period 2017-03-31
POTASH CORP OF SASKATCHEWAN INC
filed 2017-05-02
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

  Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

  Yes  ☐    No   ☑

As at March 31, 2017, Potash Corporation of Saskatchewan Inc. had 840,007,355 Common Shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited	In millions of US dollars except as otherwise noted

	Three Months Ended March 31
	2017	2016
Sales (Note 2)	$1,112	$1,209
Freight, transportation and distribution	(133)	(133)
Cost of goods sold	(711)	(842)
Gross Margin	268	234
Selling and administrative expenses	(50)	(53)
Provincial mining and other taxes	(34)	(31)
Share of earnings of equity-accounted investees	39	19
Dividend income	8	—
Other expenses (Note 3)	(10)	(10)
Operating Income	221	159
Finance costs	(59)	(52)
Income Before Income Taxes	162	107
Income taxes (Note 4)	(13)	(32)
Net Income	$149	$75
Net Income per Share
Basic	$0.18	$0.09
Diluted	$0.18	$0.09
Weighted Average Shares Outstanding
Basic	839,911,000	837,118,000
Diluted	840,211,000	837,811,000

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Comprehensive Income

Unaudited	In millions of US dollars

	Three Months Ended March 31
(Net of related income taxes)	2017	2016
Net Income	$149	$75
Other comprehensive income
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments [1]
Net fair value gain during the period	33	1
Cash flow hedges
Net fair value loss during the period [2]	(5)	(6)
Reclassification to income of net loss [3]	8	15
Other	3	1
Other Comprehensive Income	39	11
Comprehensive Income	$188	$86

1 Available-for-sale investments are comprised of shares in Israel Chemicals Ltd., Sinofert Holdings Limited and other.

2 Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $3 (2016 — $3).

3 Net of income taxes of $(5) (2016 — $(8)).

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	2

Condensed Consolidated Statements of Cash Flow

Unaudited	In millions of US dollars

	Three Months Ended March 31
	2017	2016
Operating Activities
Net income	$149	$75
Adjustments to reconcile net income to cash provided by operating activities (Note 5)	144	206
Changes in non-cash operating working capital (Note 5)	(70)	(93)
Cash provided by operating activities	223	188
Investing Activities
Additions to property, plant and equipment	(133)	(246)
Other assets and intangible assets	1	—
Cash used in investing activities	(132)	(246)
Financing Activities
Finance costs on long-term debt obligations	(1)	(2)
Proceeds from short-term debt obligations	21	336
Dividends	(82)	(313)
Issuance of common shares	1	20
Cash (used in) provided by financing activities	(61)	41
Increase (Decrease) in Cash and Cash Equivalents	30	(17)
Cash and Cash Equivalents, Beginning of Period	32	91
Cash and Cash Equivalents, End of Period	$62	$74
Cash and cash equivalents comprised of:
Cash	$44	$16
Short-term investments	18	58
	$62	$74

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars

			Accumulated Other Comprehensive (Loss) Income
	Share Capital	Contributed Surplus	Net unrealized gain on available-for- sale investments	Net (loss) gain on derivatives designated as cash flow hedges	Other	Total Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity [1]
Balance — December 31, 2016	$1,798	$222	$43	$(60)	$(8)	$(25)	$6,204	$8,199
Net income	—	—	—	—	—	—	149	149
Other comprehensive income	—	—	33	3	3	39	—	39
Dividends declared	—	—	—	—	—	—	(84)	(84)
Effect of share-based compensation including issuance of common shares	2	1	—	—	—	—	—	3
Shares issued for dividend reinvestment plan	2	—	—	—	—	—	—	2
Balance — March 31, 2017	$1,802	$223	$76	$(57)	$(5)	$14	$6,269	$8,308
Balance — December 31, 2015	$1,747	$230	$77	$(117)	$(10)	$(50)	$6,455	$8,382
Net income	—	—	—	—	—	—	75	75
Other comprehensive income	—	—	1	9	1	11	—	11
Dividends declared	—	—	—	—	—	—	(210)	(210)
Effect of share-based compensation including issuance of common shares	28	(7)	—	—	—	—	—	21
Shares issued for dividend reinvestment plan	7	—	—	—	—	—	—	7
Balance — March 31, 2016	$1,782	$223	$78	$(108)	$(9)	$(39)	$6,320	$8,286

1 All equity transactions were attributable to common shareholders.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	4

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$62	$32
Receivables	530	545
Inventories (Note 6)	824	768
Prepaid expenses and other current assets	54	49
	1,470	1,394
Non-current assets
Property, plant and equipment	13,229	13,318
Investments in equity-accounted investees	1,213	1,173
Available-for-sale investments	973	940
Other assets	251	250
Intangible assets	175	180
Total Assets	$17,311	$17,255

(See Notes to the Condensed Consolidated Financial Statements)

	March 31, 2017	December 31, 2016
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$905	$884
Payables and accrued charges	704	772
Current portion of derivative instrument liabilities	43	41
	1,652	1,697
Non-current liabilities
Long-term debt	3,707	3,707
Derivative instrument liabilities	50	56
Deferred income tax liabilities	2,452	2,463
Pension and other post-retirement benefit liabilities	458	443
Asset retirement obligations and accrued environmental costs	635	643
Other non-current liabilities and deferred credits	49	47
Total Liabilities	9,003	9,056
Shareholders’ Equity
Share capital (Note 7)	1,802	1,798
Contributed surplus	223	222
Accumulated other comprehensive income (loss)	14	(25)
Retained earnings	6,269	6,204
Total Shareholders’ Equity	8,308	8,199
Total Liabilities and Shareholders’ Equity	$17,311	$17,255

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017

Unaudited	In millions of US dollars except as otherwise noted

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) — together known as “PotashCorp” or “the company” except to the extent the context otherwise requires — forms a crop nutrient and related industrial and feed products company. These unaudited interim condensed consolidated financial statements (“interim financial statements”) are based on International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies and methods of computation used in preparing these interim financial statements are consistent with those used in the preparation of the company’s 2016 annual consolidated financial statements.

These interim financial statements include the accounts of PCS and its subsidiaries; however, they do not include all disclosures normally provided in annual consolidated financial statements and should be read in conjunction with the company’s 2016 annual consolidated financial statements. In management’s opinion, the interim financial statements include all adjustments necessary to fairly present such information. Interim results are not necessarily indicative of the results expected for any other interim period or the fiscal year.

These interim financial statements were authorized by the audit committee of the Board of Directors for issue on May 2, 2017.

Standards, Amendments and Interpretations Effective and Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied by the company.

Standard	Description	Impact
Amendments to IAS 7, Statement of Cash Flows	Issued to require a reconciliation of the opening and closing liabilities that form part of an entity’s financing activities, including both changes arising from cash flows and non-cash changes.	Adopted prospectively effective January 1, 2017, with required disclosures included in Note 5.
Amendments to IAS 12, Income Taxes	Issued to clarify the requirements on recognition of deferred tax assets for unrealized losses on debt instruments measured at fair value.	Adopted effective January 1, 2017, with no change to the company’s interim financial statements. No changes are expected to the company’s annual consolidated financial statements.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	6

Standards, Amendments and Interpretations Not Yet Effective and Not Applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at March 31, 2017. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Expected Impact	Effective Date [1]
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively, and to enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain practical expedients available.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.
Amendments to IFRS 2, Share-Based Payment	Issued to provide clarification on the classification and measurement of share-based transactions. Specifically, accounting for cash-settled share-based transactions, share-based payment transactions with a net settlement feature and modifications of share-based payment transactions that change classification from cash-settled to equity settled.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, with the option of retrospective or prospective application.
IFRS 16, Leases	Issued to supersede IAS 17, IFRIC 4, SIC-15 and SIC-27, providing the principles for the recognition, measurement, presentation and disclosure of leases. Lessees will be required to recognize assets and liabilities for the rights and obligations created by leases. Lessors will continue to classify leases using a similar approach to that of the superseded standards but with enhanced disclosure to improve information about a lessor’s risk exposure, particularly to residual value risk.	The company is reviewing the standard to determine the potential impact.	January 1, 2019, applied retrospectively with certain practical expedients available.

1 Effective date for annual periods beginning on or after the stated date.

7	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

2. Segment Information

The company has three reportable operating segments: potash, nitrogen and phosphate. These segments are differentiated by the chemical nutrient contained in the products that each produces. The accounting policies of the segments are the same as those described in Note 1 and are measured in a manner consistent with that of the financial statements. Inter-segment sales are made under terms that approximate market value. The company’s operating segments have been determined based on reports reviewed by the Chief Executive Officer (assessed to be the company’s chief operating decision-maker) that are used to make strategic decisions.

	Three Months Ended March 31, 2017
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$429	$375	$308	$—	$1,112
Freight, transportation and distribution — third party	(64)	(32)	(37)	—	(133)
Net sales — third party	365	343	271	—
Cost of goods sold — third party	(205)	(257)	(249)	—	(711)
Margin (cost) on inter-segment sales [1]	—	11	(11)	—	—
Gross margin	160	97	11	—	268

Items included in cost of goods sold or selling and administrative expenses:
Depreciation and amortization	(55)	(50)	(58)	(9)	(172)

Assets	9,784	2,510	2,324	2,693	17,311
Cash outflows for additions to property, plant and equipment	45	33	51	4	133

1 Inter-segment net sales were $22.

	Three Months Ended March 31, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales — third party	$381	$428	$400	$—	$1,209
Freight, transportation and distribution — third party	(59)	(33)	(41)	—	(133)
Net sales — third party	322	395	359	—
Cost of goods sold — third party	(234)	(298)	(310)	—	(842)
Margin (cost) on inter-segment sales [1]	—	10	(10)	—	—
Gross margin	88	107	39	—	234

Items included in cost of goods sold or selling and administrative expenses:
Depreciation and amortization	(48)	(54)	(57)	(8)	(167)
Termination benefit costs	(32)	—	—	—	(32)
Impairment of property, plant and equipment	—	—	(27)	—	(27)

Assets	9,865	2,520	2,360	2,765	17,510
Cash outflows for additions to property, plant and equipment	91	69	43	43	246

1 Inter-segment net sales were $17.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	8

3. Other Expenses

	Three Months Ended March 31
	2017	2016
Foreign exchange gain (loss)	$1	$(17)
Proposed Transaction costs (Note 13)	(9)	—
Other (expenses) income	(2)	7
	$(10)	$(10)

4. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended March 31
	2017	2016
Income tax expense	$13	$32
Actual effective tax rate on ordinary earnings	11%	26%
Actual effective tax rate including discrete items	8%	30%
Discrete tax adjustments that impacted the tax rate	$(5)	$4

The actual effective tax rate on ordinary earnings for the three months ended March 31, 2017 decreased compared to the same period last year primarily due to significantly lower forecasted annual earnings in the United States.

Tax changes in the province of Saskatchewan, subsequent to March 31, 2017, are expected to result in the company recording a $68 discrete deferred tax recovery in the second quarter of 2017.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	March 31, 2017	December 31, 2016
Current income tax assets
Current	Receivables	$37	$41
Non-current	Other assets	61	67
Deferred income tax assets	Other assets	9	10
Total income tax assets		$107	$118
Current income tax liabilities
Current	Payables and accrued charges	$(32)	$(25)
Non-current	Other non-current liabilities and deferred credits	(45)	(43)
Deferred income tax liabilities	Deferred income tax liabilities	(2,452)	(2,463)
Total income tax liabilities		$(2,529)	$(2,531)

9	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

5. Consolidated Statements of Cash Flow

	Three Months Ended March 31
	2017	2016
Reconciliation of cash provided by operating activities
Net income	$149	$75
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	172	167
Impairment of property, plant and equipment	—	27
Net undistributed earnings of equity-accounted investees	(37)	(17)
Share-based compensation	5	2
(Recovery of) provision for deferred income tax	(14)	6
Pension and other post-retirement benefits	15	15
Asset retirement obligations and accrued environmental costs	(1)	16
Other long-term liabilities and miscellaneous	4	(10)
Subtotal of adjustments	144	206
Changes in non-cash operating working capital
Receivables	15	(41)
Inventories	(49)	8
Prepaid expenses and other current assets	(5)	(2)
Payables and accrued charges	(31)	(58)
Subtotal of changes in non-cash operating working capital	(70)	(93)
Cash provided by operating activities	$223	$188
Supplemental cash flow disclosure
Interest paid	$29	$29
Income taxes paid	$15	$11

The following is a summary of changes in liabilities arising from financing activities:

	December 31, 2016	Cash Flows [1]	Non-cash Changes	March 31, 2017
Short-term debt and current portion of long-term debt [1]	$884	$21	$—	$905
Long-term debt	3,707	—	—	3,707
Total liabilities from financing activities	$4,591	$21	$—	$4,612

1 Cash inflows and cash outflows arising from short-term debt transactions are presented on a net basis.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	10

6. Inventories

	March 31, 2017	December 31, 2016
Finished products	$324	$269
Intermediate products	183	174
Raw materials	62	75
Materials and supplies	255	250
	$824	$768

The following items affected cost of goods sold during the period:

	Three Months Ended March 31
	2017	2016
Expensed inventories before the following items	$684	$712
Reserves, reversals and writedowns of inventories	4	(1)
	$688	$711

The carrying amount of inventory recorded at net realizable value was $71 as at March 31, 2017 (December 31, 2016 — $47), with the remaining inventory recorded at cost.

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

Issued

	Number of Common Shares	Consideration
Balance — December 31, 2016	839,790,379	$1,798
Issued under option plans	114,900	2
Issued for dividend reinvestment plan	102,076	2
Balance — March 31, 2017	840,007,355	$1,802

Dividends Declared

During the three months ended March 31, 2017, the company declared dividends per share of $0.10 (2016 — $0.25).

Under the terms of the agreement governing the Proposed Transaction, as described in Note 13, the company is permitted to pay quarterly dividends up to but not in excess of levels existing at the time of signing such agreement.

11	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

8. Share-Based Compensation

During the three months ended March 31, 2017, the company issued stock options and performance share units (“PSUs”) to eligible employees under the 2016 Long-Term Incentive Plan (“LTIP”). Information on stock options and PSUs is summarized below:

	LTIP		Expense for all share- based compensation plans
	Units Granted in 2017	Units Outstanding as at March 31, 2017	Three Months Ended March 31
			2017	2016
Stock options	1,482,829	4,543,536	$3	$1
Share-settled PSUs	555,918	959,700	1	—
Cash-settled PSUs	855,426	1,541,734	2	2
			$6	$3

Grant date fair value per unit for stock options and share-settled PSUs granted during the three months ended March 31, 2017 was $4.36 and $19.93, respectively.

Stock Options

Under the LTIP, stock options generally vest and become exercisable on the third anniversary of the grant date, subject to continuous employment or retirement, and have a maximum term of 10 years. The weighted average fair value of stock options issued during the three months ended March 31, 2017 was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

Exercise price per option	$18.71
Expected annual dividend per share	$0.40
Expected volatility	29%
Risk-free interest rate	1.67%
Expected life of options	5.7 years

Performance Share Units

In 2017, PSUs granted under the LTIP vest based on the achievement of performance metrics, over three years, comprising 1) the relative ranking of the company’s total shareholder return compared with a specified peer group using a Monte Carlo simulation option-pricing model and 2) the outcome of the company’s cash flow return on investment compared with its weighted average cost of capital. Compensation cost is measured based on 1) the grant date fair value of the units, adjusted for the company’s best estimate of the outcome of non-market vesting conditions 1 at the end of each period for share-settled PSUs and 2) period-end fair value of the awards for cash-settled PSUs. PSUs granted under the LTIP settle in shares for grantees who are subject to the company’s share ownership guidelines and in cash for all other grantees.

1 The company’s cash flow return on investment compared with its weighted average cost of capital is a non-market vesting condition as performance is not tied to the company’s share price or relative share price.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	12

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

Financial Instruments Measured at Fair Value	Fair Value Method
Cash and cash equivalents	Carrying amount (approximation to fair value assumed due to short-term nature).
Available-for-sale investments	Closing bid price of the common shares (Level 1) as at the statements of financial position dates.
Foreign currency derivatives not traded in an active market	Quoted forward exchange rates (Level 2) as at the statements of financial position dates.
Natural gas swaps not traded in an active market	A discounted cash flow model. [1]

[1]   Inputs included contractual cash flows based on prices for natural gas futures contracts, fixed prices and notional volumes specified by the swap contracts, the time value of money, liquidity risk, the company’s own credit risk (related to instruments in a liability position) and counterparty credit risk (related to instruments in an asset position). Futures contract prices used as inputs in the model were supported by prices quoted in an active market and therefore categorized in Level 2.

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Carrying amount (approximation to fair value assumed due to short-term nature).
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Carrying amount.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	March 31, 2017		December 31, 2016
	Carrying Amount of Liability [1]	Fair Value of Liability	Carrying Amount of Liability [1]	Fair Value of Liability
Long-term debt senior notes	$4,203	$4,439	$4,202	$4,384
[1]	Includes net unamortized debt issue costs.

13	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) [1]	Significant Other Observable Inputs (Level 2) [1,2]
March 31, 2017
Derivative instrument assets
Natural gas derivatives	$6	$—	$6
Available-for-sale investments [3]	973	973	—
Derivative instrument liabilities
Natural gas derivatives	(93)	—	(93)
December 31, 2016
Derivative instrument assets
Natural gas derivatives	$6	$—	$6
Available-for-sale investments [3]	940	940	—
Derivative instrument liabilities
Natural gas derivatives	(97)	—	(97)
[1]	During the three months ended March 31, 2017 and twelve months ended December 31, 2016, there were no transfers between Level 1 and Level 2. The company’s policy is to recognize transfers at the end of the reporting period.
[2]	During the three months ended March 31, 2017 and twelve months ended December 31, 2016, there were no amounts categorized as Level 3.
[3]	Available-for-sale investments are comprised of shares in ICL, Sinofert and other.

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

11. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Canadian potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through March 31, 2017, there were no such operating losses or other liabilities.

Mining Risk

The risk of underground water inflows, as with most other underground risks, is currently not insured.

Legal and Other Matters

The company is engaged in ongoing site assessment and/or remediation activities at a number of facilities and sites, and anticipated costs associated with these matters are added to accrued environmental costs in the manner previously described in Note 18 to the company’s 2016 annual consolidated financial statements. This includes matters related to investigation of potential brine migration at certain of the potash sites. The following environmental site assessment and/or remediation matters have uncertainties that may not be fully reflected in the amounts accrued for those matters:

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

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	14

also has requested reimbursement of approximately $5 of previously incurred response costs. The ultimate amount of liability for PCS Nitrogen depends upon, among other factors, the final outcome of litigation to impose liability on additional parties, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•	PCS Phosphate has been identified as a responsible party at the Ward Transformer Superfund Site in Raleigh, North Carolina (“Site”). In the past, PCS Phosphate worked with certain other responsible parties to address PCB soil contamination at the Site pursuant to an agreement with the USEPA. The response actions are nearly complete at an estimated cost of $80, including anticipated remaining work on the Site. The USEPA also sought remediation in certain downstream areas that are referred to as “Operable Unit 1”. PCS Phosphate signed a Consent Decree with USEPA for Operable Unit 1 in September 2016 that is not expected to require PCS Phosphate to incur any additional remediation costs. Certain ongoing litigation for the recovery of previously incurred cleanup costs has been substantially resolved through mediation and is not currently expected to continue.

•	In 1996, PCS Nitrogen Fertilizer, L.P. (“PCS Nitrogen Fertilizer”), then known as Arcadian Fertilizer, L.P., entered into a Consent Order (the “Order”) with the Georgia Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s acquisition of real property in Augusta, Georgia. Under the Order, PCS Nitrogen Fertilizer is required to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by GEPD. PCS Nitrogen Fertilizer is implementing the approved interim corrective measures, which may be modified by PCS Nitrogen Fertilizer from time to time, but it is unable to estimate with reasonable certainty the total cost of its correction action obligations under the Order at this time.

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

•	In August 2015, the USEPA finalized amendments to the hazardous air pollutant emission standards for phosphoric acid manufacturing and phosphate fertilizer production (“Final Rule”). The Final Rule includes certain new requirements for monitoring and emissions that are infeasible for the company to satisfy in a timely manner. As a result, in October 2015, the company petitioned the USEPA to reconsider certain aspects of the Final Rule and separately asked the US Court of Appeals for the District of Columbia Circuit to review the Final Rule. Subsequent to these requests, required emissions testing at our Aurora facility in 2016 indicated alleged exceedances of the mercury emission limits that were established by the Final Rule. The company has communicated with the relevant agencies about this issue and supplemented its filings with the USEPA and the court to include reconsideration and review of the mercury emission limits. The facility also entered into an agreed order with the North Carolina Department of Environmental Quality (“NCDEQ”) in November 2016 to resolve the alleged mercury exceedances and provide a plan and schedule for evaluating alternative compliance strategies. In December 2016, the USEPA proposed amendments to the Final Rule to address certain monitoring requirements raised in the company’s request for reconsideration. The company submitted comments on the proposal and will wait for final USEPA action on all petition issues before determining whether to proceed with the court action, which is being held in abeyance pending the outcome of the USEPA reconsideration proceeding. Given the pending legal issues and the company’s evaluation of alternative compliance strategies, the resulting cost of compliance with the various provisions of the Final Rule cannot be predicted with reasonable certainty at this time.

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

15	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

beginning in 2018 of $10 per tonne and increasing by $10 per tonne each year through 2022, to be implemented either through a carbon tax or a cap and trade program at the election of each province. The province of Saskatchewan is considering various alternative approaches to address the national plan. Other countries where the company operates have not at this time announced regulatory plans that would appear to have a significant impact on company operations. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

12. Related Party Transactions

The company sells potash from its Canadian mines for use outside Canada and the US exclusively to Canpotex. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended March 31, 2017 were $198 (2016 — $179). At March 31, 2017, $137 (December 31, 2016 — $141) was owing from Canpotex.

13. Proposed Transaction with Agrium Inc.

On September 11, 2016, the company entered into an Arrangement Agreement with Agrium Inc. (“Agrium”) pursuant to which the company and Agrium have agreed to combine their businesses (the “Proposed Transaction”) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act. On November 3, 2016, the Proposed Transaction was approved by shareholders of both companies. On November 7, 2016, the Ontario Superior Court of Justice issued a final order approving the Proposed Transaction. The Proposed Transaction is currently anticipated to be completed in mid-2017 and is subject to customary closing conditions, including regulatory approvals.

Upon the closing of the Proposed Transaction, the company and Agrium will become indirect, wholly owned subsidiaries of a new parent company. PotashCorp shareholders will own approximately 52 percent of the new parent, and Agrium shareholders will own approximately 48 percent.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in US dollars)

The following discussion and analysis is the responsibility of management and is as at May 2, 2017. The Board of Directors (Board) carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

POTASHCORP AND OUR OPERATING ENVIRONMENT

PotashCorp is the world’s largest crop nutrient company by capacity, producing the three primary crop nutrients: potash (K), nitrogen (N) and phosphate (P) for use in the production of fertilizer, industrial and animal feed products.

Our Canadian potash operations – the primary focus and namesake of our company – represent approximately one-fifth of global capacity. To enhance our global footprint, we also have investments in four potash-related businesses in Latin America, the Middle East and Asia. We complement our potash assets with focused positions in nitrogen and phosphate.

Detailed descriptions of our operating environments can be found on pages 18 and 19 (potash), 20 and 21 (nitrogen) and 22 and 23 (phosphate) in our 2016 Annual Integrated Report (2016 AIR).

GOVERNANCE

In fulfilling its oversight responsibilities, our Board’s commitment to excellence in governance permeates our overall approach to business. Our Board fosters a culture that encourages us to uphold the highest ethical standards and strive for excellence in our business practices in order to build long-term value for all our stakeholders.

There have been no significant changes to how we approach governance from that described in our 2016 AIR (see pages 24 to 27).

STRATEGY AND PERFORMANCE

Creating superior shareholder value is essential to ensure we can make plentiful possible for all our stakeholders. Strong and sustainable earnings growth – coupled with a premium valuation multiple – rewards our shareholders and, at the same time, allows us to focus on our broader social and environmental responsibilities. Our seven strategic priorities determine where we focus our efforts to create long-term value for all those associated with our business. Our long-term objective is to create superior shareholder value by: growing earnings and cash flow while minimizing volatility; protecting and enhancing a premium valuation multiple; and maintaining the trust and support of our stakeholders.

Financially, we prioritize earnings growth and investment opportunities in potash, while complementing that business with other best-in-class assets. Our strategic priorities, depicted below and described in further detail along with key target metrics on pages 30 to 47 in our 2016 AIR, did not change during the first quarter of 2017.

17	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

PENDING MERGER OF EQUALS WITH AGRIUM INC.

During the third quarter of 2016, the company entered into an arrangement agreement (the Arrangement Agreement) with Agrium Inc. (Agrium) to combine their businesses (the Proposed Transaction) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act. Upon the closing of the Proposed Transaction, which is anticipated mid-2017, the company and Agrium will become indirect, wholly owned subsidiaries of a new parent company (New Parent). PotashCorp shareholders will own approximately 52 percent of New Parent, and Agrium shareholders will own approximately 48 percent. During the fourth quarter of 2016, shareholders of both companies overwhelmingly approved the Proposed Transaction and the Ontario Superior Court of Justice issued a final order approving it. From a regulatory standpoint, we continue to cooperate with the various enforcement agencies in their reviews. We have received clearances in Brazil and Russia, and continue to work on obtaining approval from China, India, Canada and the US.

The creation of the combined company pursuant to the Proposed Transaction is designed to: 1) bring together world-class nutrient production assets and retail distribution, providing an integrated platform with multiple paths for growth; 2) create up to $500 million of annual run-rate operating synergies within 24 months of closing; 3) enhance financial flexibility through the use of a strong balance sheet and improved cash flows, enabling the support of growth initiatives and shareholder returns; and 4) leverage best-in-class leadership and governance through the combination of two experienced teams that are focused on creating long-term value.

For further discussion of the Proposed Transaction, please refer to our Current Reports on Form 8-K and the documents filed therewith, filed with the SEC on September 12, 2016 and on October 6, 2016 and the various filings with Canadian provincial securities commissions including the joint information circular of PCS and Agrium dated October 3, 2016.

RISK

In our 2016 AIR, we provide an overview of our approach to risk (page 28), explain how we use a risk management-ranking methodology to assess the key risks specific to our company (page 49) and provide a description of, management approach to and any significant developments for each key risk (pages 50 to 55).

Our risk-ranking matrix, in terms of residual severity of consequence and likelihood, is displayed below.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	18

Key risks with rankings unchanged from our 2016 AIR were as follows:

Risk	Risk Ranking	Associated Strategies [1]	Risk	Risk Ranking	Associated Strategies [1]
Extreme loss	B		Safety, health and security	C
Offshore potash sales and distribution	B		Stakeholder support for our business plans	C
Competitive supply	B		Sustaining growth	C
Global potash demand	B		Trinidad natural gas supply	C
Cyber security	C		Realization of asset values	D
Environment	C		Capital management	D
International operations and non-operated assets	C
[1]	Brighter sections indicate the strategic priority (described on page 17 of this Form 10-Q) impacted by the risk. Faded sections mean the strategic priority is not significantly affected by the risk.

19	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

KEY PERFORMANCE DRIVERS — PERFORMANCE COMPARED TO TARGETS

Through our integrated value model, we set, evaluate and refine our targets to drive improvements that benefit all those impacted by our business. We demonstrate our accountability by tracking and reporting our performance against targets related to each strategic priority set out on pages 32 to 47 in our 2016 AIR. A summary of our progress against selected strategic priorities and representative annual targets is set out below.

Strategic Priority	Representative 2017 Annual Target	Performance to March 31, 2017
Portfolio & Return Optimization	Exceed total shareholder return (TSR) performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s TSR was -5 percent in the first three months of 2017 compared to our sector’s weighted average return based on market capitalization[1] of NIL percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 4 percent.
Operational Excellence	Achieve a 95 percent ammonia reliability rate for our nitrogen division.	Our ammonia reliability rate was 96 percent for the first three months of 2017.
People Development	Maintain an annual employee turnover rate of 5 percent or less.	Employee turnover rate on an annualized basis for the first three months of 2017 was 4 percent.
Safety & Health Excellence	Achieve zero life-altering injuries at our sites.	There were no life-altering injuries at our sites during the first three months of 2017.

	Reduce total site recordable injury rate to 0.75 (or lower) and total lost-time injury rate to 0.07 (or lower).	During the first three months of 2017, total site recordable injury rate was 0.95 and total lost-time injury rate was 0.05.
Environmental Excellence	By 2018, reduce environmental incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	Annualized total environmental incidents were down 67 percent during the first three months of 2017 compared to 2014 annual levels. Compared to the first three months of 2016, total reportable incidents were down 78 percent.
[1]	TSRs are based on the currencies of the primary exchanges in which the relevant shares are traded.

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

For an understanding of trends, events, uncertainties and the effect of critical accounting estimates on our results and financial condition, this Form 10-Q should be read carefully, together with our 2016 AIR.

REVISED 1 ANNUAL EARNINGS GUIDANCE AND FIRST QUARTER 2017 RESULTS

	Revised [1] Annual Company Guidance	First Quarter Actual Results
Earnings per share	$ 0.45 — $ 0.65	$ 0.18

1 Effective April 27, 2017.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	20

OVERVIEW OF ACTUAL RESULTS

	Three Months Ended March 31
Dollars (millions), except per-share amounts	2017	2016	Change	% Change
Sales	$1,112	$1,209	$(97)	(8)
Gross margin	268	234	34	15
Operating income	221	159	62	39
Net income	149	75	74	99
Net income per share — diluted	0.18	0.09	0.09	100
Other comprehensive income	39	11	28	255

Earnings in the first quarter of 2017 were higher than the first quarter of 2016 due primarily to higher gross margin in potash, increased earnings of equity-accounted investees and decreased income taxes more than offsetting lower gross margins in nitrogen and phosphate.

Nutrient affordability and lower inventories led to consistent buyer engagement in potash during the first quarter. Deliveries increased to most major markets and contributed to modest increases in global spot prices from fourth-quarter 2016 levels.

Lower urea exports from China were offset by increased supply from other regions and limited demand from India, leading to a softer pricing environment, especially late in the quarter. Urea prices in the US were further pressured by large offshore imports during the quarter. Ammonia was more resilient as supply issues in key exporting regions supported a more constructive pricing environment.

Phosphate markets were supported by strong demand in much of the Western Hemisphere, supply constraints in key producing regions and rising costs for key inputs. Spot prices for most phosphate fertilizer products strengthened from those realized late in 2016, but remained well below that year’s first quarter. Prices for feed and industrial products continued to trend lower in the first quarter and remained below prior year levels, due primarily to increased supply from offshore producers.

Other comprehensive income for the first quarter of 2017 was primarily the result of increases in the fair value of our investments in Israel Chemicals Ltd. (ICL) and Sinofert Holdings Limited (Sinofert). Other comprehensive income for the first quarter of 2016 was primarily impacted by an increase in the fair value of our investment in ICL and reclassification to income of net losses on natural gas hedging derivatives more than offsetting a decrease in the fair value of our investment in Sinofert.

21	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

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

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	22

POTASH PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
North America	$163	$138	18	859	778	10	$190	$178	7
Offshore	198	180	10	1,320	1,005	31	$150	$179	(16)
	361	318	14	2,179	1,783	22	$166	$178	(7)
Cost of goods sold	(196)	(229)	(14)				$(90)	$(128)	(30)
Gross margin	165	89	85				$76	$50	52
Other miscellaneous and purchased product gross margin [2]	(5)	(1)	400
Gross Margin	$160	$88	82				$73	$49	49
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales of $4 million (2016 – $4 million) less cost of goods sold of $9 million (2016 – $5 million).

Potash gross margin variance was attributable to:

	Three Months Ended March 31 2017 vs. 2016
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$13	$10	$42	$65
Offshore	32	(38)	17	11
Change in market mix	(1)	—	1	—
Total manufactured product	$44	$(28)	$60	$76
Other miscellaneous and purchased product				(4)
Total				$72

23	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

Sales to major offshore markets by Canpotex 1 were as follows:

	Three Months Ended March 31
	Percentage of Sales Volumes
	2017	2016	% Change
Other Asian markets [2]	36	49	(27)
Latin America	24	28	(14)
China	20	11	82
India	11	4	175
Other markets	9	8	13
	100	100
[1]	Canpotex Limited (Canpotex).
[2]	All Asian markets except China and India.

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Sales Volumes	Net Sales Prices	Cost of Goods Sold
Sales volumes were higher due primarily to stronger demand in all key markets.

Despite a continued recovery in global spot prices compared to the trailing quarter, our average realized potash price for the first quarter of 2017 was below the amount realized in the first quarter of 2016, as weaker prices in standard-grade markets more than offset higher prices in North America.

Costs were lower in 2017 due to our portfolio optimization and results from our cost reduction strategy.
Costs were also lower in 2017 as the first quarter of 2016 included costs associated with the indefinite suspension of potash operations at Picadilly.

Offshore cost of goods sold variance was positive as a relatively higher percentage of products sold was produced at lower-cost mines.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	24

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights quarter over quarter were as follows:

There were no significant changes between 2016 and 2017.

Combined with lower hours worked in 2017, the 13 recordable injuries in 2017 compared to 16 in 2016 resulted in a slightly higher total recordable injury rate.

No lost-time injuries in 2017 compared to two lost-time injuries in 2016 resulted in a lower lost-time injury rate.

There were no significant changes between 2016 and 2017.

In 2017, we experienced no environmental incidents. In 2016, environmental incidents included one potash spill, one brine spill and one water release with high suspended solids.

Waste, as defined in our 2016 AIR, increased quarter over quarter due to the increase in production.

25	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

NITROGEN PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product [2]
Net sales
Ammonia	$159	$188	(15)	546	601	(9)	$291	$312	(7)
Urea	89	86	3	320	306	5	$279	$280	—
Solutions, nitric acid, ammonium nitrate	111	133	(17)	701	757	(7)	$158	$176	(10)
	359	407	(12)	1,567	1,664	(6)	$229	$244	(6)
Cost of goods sold	(266)	(304)	(13)				$(170)	$(182)	(7)
Gross margin	93	103	(10)				$59	$62	(5)
Other miscellaneous and purchased product gross margin [3]	4	4	—
Gross Margin	$97	$107	(9)				$62	$64	(3)
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Includes inter-segment ammonia sales, comprised of: net sales $22 million, cost of goods sold $11 million and 55,000 sales tonnes (2016 – net sales $17 million, cost of goods sold $7 million and 40,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
[3]	Includes third-party net sales of $6 million and cost of goods sold $2 million (2016 – net sales $5 million and cost of goods sold $1 million).

Nitrogen gross margin variance was attributable to:

	Three Months Ended March 31 2017 vs. 2016
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$(5)	$(12)	$15	$(2)
Urea	1	—	3	4
Solutions, nitric acid, ammonium nitrate	(3)	(10)	(9)	(22)
Hedge	—	—	10	10
Change in product mix	—	(2)	2	—
Total manufactured product	$(7)	$(24)	$21	$(10)
Other miscellaneous and purchased product				—
Total				$(10)

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	26

	Three Months Ended March 31
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2017	2016	2017	2016
Fertilizer	620	666	$230	$232
Industrial and Feed	947	998	$228	$253
	1,567	1,664	$229	$244

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Sales Volumes	Net Sales Prices	Cost of Goods Sold
Sales volumes were down primarily due to ammonia vessel timing, lower industrial demand and seasonal weakness for nitrogen solutions.	Our average realized price was down as increased global supply weighed on benchmark pricing for most products.	Average costs, including our hedge position, for natural gas used as feedstock in production decreased two percent. Costs for natural gas used as feedstock in Trinidad production fell 21 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 43 percent. Including losses on our hedge position, our US gas prices increased 19 percent.

27	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights quarter over quarter were as follows:

There were no significant changes between 2016 and 2017.

In 2017, there were four recordable injuries and no lost-time injuries compared to six recordable injuries and two lost-time injuries in 2016.

The annualized employee turnover rate increased as a result of seven departures in 2017 compared to three departures in 2016.

In 2017, we had two environmental incidents, consisting of one ammonia release and one organic nitrogen permit exceedance. In 2016, we had three environmental incidents, consisting of one ammonia gas release, one fluoride air permit exceedance and one urea solution spill.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	28

PHOSPHATE PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended March 31
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
Fertilizer	$136	$191	(29)	368	437	(16)	$369	$436	(15)
Feed and Industrial	134	167	(20)	271	280	(3)	$495	$596	(17)
	270	358	(25)	639	717	(11)	$423	$499	(15)
Cost of goods sold	(260)	(320)	(19)				$(406)	$(446)	(9)
Gross margin	10	38	(74)				$17	$53	(68)
Other miscellaneous and purchased product gross margin [2]	1	1	—
Gross Margin	$11	$39	(72)				$17	$54	(69)
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales of $1 million (2016 – $1 million) less cost of goods sold of $NIL million (2016 – $NIL).

Phosphate gross margin variance was attributable to:

	Three Months Ended March 31 2017 vs. 2016
		Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$(6)	$(25)	$(1)	$(32)
Feed and Industrial	(1)	(28)	33	4
Change in product mix	(1)	4	(3)	—
Total manufactured product	$(8)	$(49)	$29	$(28)
Other miscellaneous and purchased product				—
Total				$(28)

29	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin quarter over quarter were as follows (direction of arrows refers to impact on gross margin):

Sales Volumes	Net Sales Prices	Cost of Goods Sold
Sales volumes were down largely due to weaker demand for our liquid fertilizer products.	Our average realized price was down, reflecting lower benchmark pricing for all of our products.	In 2016, there was an impairment of property, plant and equipment related to product that the company no longer produces. There was no such impairment in 2017, resulting in a positive cost of goods sold variance in feed and industrial.

Fertilizer cost of goods sold variance was negative due to start-up costs of a solid fertilizer plant in White Springs more than offsetting lower sulfur costs and decreased provisions for asset retirement obligations (2016 was impacted by lower discount rates).

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	30

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights quarter over quarter were as follows:

There were no significant changes between 2016 and 2017.

In 2017, there were three recordable injuries, including one lost-time injury, compared to six recordable injuries and one lost-time injury in 2016.

The annualized employee turnover rate rose due to 16 departures in 2017 compared to nine departures in 2016.

In 2017, we experienced no environmental incidents. In 2016, environmental incidents included a total suspended solids permit exceedance and a mercury permit exceedance.

Water consumption increased as a result of drought conditions at our White Springs facility, which recycles rainwater for use in operations.

OTHER EXPENSES AND INCOME

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2017	2016	Change	% Change
Selling and administrative expenses	$(50)	$(53)	$3	(6)
Provincial mining and other taxes	(34)	(31)	(3)	10
Share of earnings of equity-accounted investees	39	19	20	105
Dividend income	8	—	8	n/m
Other expenses	(10)	(10)	—	—
Finance costs	(59)	(52)	(7)	13
Income taxes	(13)	(32)	19	(59)

n/m = not meaningful

31	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in other expenses and income quarter over quarter were as follows:

Share of Earnings of Equity-Accounted Investees	Share of earnings of equity-accounted investees pertains primarily to SQM and APC. Higher earnings were mainly due to higher earnings at SQM.
Finance Costs	There were no significant changes.

Income Taxes	Income taxes decreased primarily due to significantly lower forecasted annual earnings in the United States. For the first three months of 2017, 162 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2016 – 83 percent) and (62) percent related to deferred income taxes (2016 – 17 percent). The decrease in the deferred portion is due to significantly lower forecasted annual earnings in the United States.

	EFFECTIVE TAX RATES AND DISCRETE ITEMS
		Three Months Ended March 31
	Dollars (millions), except percentage amounts	2017	2016
	Actual effective tax rate on ordinary earnings	11%	26%
	Actual effective tax rate including discrete items	8%	30%
	Discrete tax adjustments that impacted the tax rate	$5	$(4)

OTHER NON-FINANCIAL INFORMATION

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2017	2016	Change	% Change
Taxes and royalties [1]	$94	$78	$16	21
[1]	Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	32

The most significant contributors to the change in other non-financial information quarter over quarter were as follows:

Taxes and Royalties	Taxes and royalties increased primarily due to an increase in current income taxes. The increase in current income taxes was due to a decrease in estimated usage of Canadian investment tax credits to reduce cash taxes payable.

FINANCIAL CONDITION REVIEW

STATEMENT OF FINANCIAL POSITION ANALYSIS

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities
Property, plant and equipment decreased as depreciation exceeded additions.	Payables and accrued charges were lower mainly due to lower trade payables.

Investments were impacted by higher fair values of our available-for-sale investments in Sinofert and ICL and increases in the values of our equity-accounted investments in SQM and APC.
Equity
Retained earnings were higher as a result of net income (discussed in more detail above) exceeding dividends declared.

As at March 31, 2017, $21 million (December 31, 2016 – $21 million) of our cash and cash equivalents was held in certain foreign subsidiaries. There are no current plans to repatriate the funds at March 31, 2017 in a manner that would result in tax consequences.

33	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our contractual obligations and other commitments detailed on page 84 of our 2016 AIR summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year and planned (but not legally committed) capital expenditures.

SOURCES AND USES OF CASH

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended March 31
Dollars (millions), except percentage amounts	2017	2016	Change	% Change
Cash provided by operating activities	$223	$188	$35	19
Cash used in investing activities	(132)	(246)	114	(46)
Cash (used in) provided by financing activities	(61)	41	(102)	n/m
Increase (Decrease) in Cash and Cash Equivalents	$30	$(17)	$47	n/m

n/m = not meaningful

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	34

The most significant contributors to the changes in cash flows quarter over quarter were as follows:

Cash Provided by Operating Activities	Cash provided by operating activities was impacted by: • Higher net income in 2017; • Higher cash inflows from receivables in 2017; and • Lower cash outflows on inventory in 2017.
Cash Used in Investing Activities	Cash used in investing activities was primarily for additions to property, plant and equipment.
Cash Provided by (Used in) Financing Activities	Cash used in financing activities in 2017 was largely the result of dividends paid more than offsetting proceeds from the issuance of commercial paper. Cash provided by financing activities in 2016 was largely the result of proceeds from the issuance of commercial paper more than offsetting dividends paid.

We believe that internally generated cash flow, supplemented by available borrowings under our existing financing sources if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, inclusive of requirements relating to the Proposed Transaction, but exclusive of any possible acquisitions. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our historical sources of liquidity.

35	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

CAPITAL STRUCTURE AND MANAGEMENT

PRINCIPAL DEBT INSTRUMENTS

We use a combination of cash generated from operations and short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility and fixed rates on our senior notes.

During the first quarter of 2017, there were no significant changes to the nature of our outstanding commercial paper, credit facility, short-term line of credit and uncommitted letter of credit facility described on page 87 in our 2016 AIR. As at March 31, 2017, interest rates on outstanding commercial paper ranged from 1.1 percent to 1.5 percent. (December 31, 2016 – 0.9 percent to 1.1 percent).

The credit facility and line of credit have financial tests and covenants, including consequences of non-compliance, referenced on page 87 of our 2016 AIR, with which we must comply at each quarter-end. We were in compliance with all covenants as at March 31, 2017 and at this time anticipate being in compliance with such covenants through 2017.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at March 31 Dollars (millions), except ratio amounts	Limit			2017
Debt-to-capital ratio [1]	≤	0.65		0.36
Debt of subsidiaries	< $	1,000		$-
Net book value of disposed assets	< $	4,314	[2]	$-

1 Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity). This non-IFRS financial measure is a requirement of our debt covenants and should not be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with IFRS.

2 Limit is 25 percent of the prior year’s year-end total assets

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

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Moody’s	Baa1 (negative)	Baa1 (negative)	P-2	P-2
Standard & Poor’s	BBB+ (stable)	BBB+ (stable)	A-2 [1]	A-2 [1]

[1]	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

OUTSTANDING SHARE DATA

	March 31 2017	December 31 2016
Common shares issued and outstanding	840,007,355	839,790,379
Options to purchase common shares outstanding	20,288,369	19,470,014
Share-settled performance share units	959,700	602,740
Number of share-settled compensation plans	10	10

Our $4,250 million of senior notes were issued under US shelf registration statements. If the Proposed Transaction is completed, a downgrade in the company’s credit ratings below investment-grade would trigger a change in control offer under existing debt securities, except for the notes issued in 2016, and the company would be required to make an offer to purchase all, or any part, of the senior notes at 101 percent of the $3,750 million outstanding principal amount of the notes to be repurchased, plus accrued and unpaid interest

For the first three months of 2017, our weighted average cost of capital was 7.0 percent (2016 – 7.6 percent), of which 76 percent represented the cost of equity (2016 – 75 percent).

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	36

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are described on page 88 of our 2016 AIR. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 11 to the financial statements in this

Form 10-Q for a contingency related to Canpotex. Refer to page 88 of our 2016 AIR for information pertaining to our guarantees and derivative instruments. See “Cash Requirements” on page 34 of this Form 10-Q and our 2016 AIR for obligations related to operating leases and certain of our long-term raw materials agreements that contain fixed price and/or volume components.

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions), except as otherwise noted	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Financial Performance
Sales	$1,112	$1,058	$1,136	$1,053	$1,209	$1,354	$1,529	$1,731
Gross margin	268	163	190	243	234	386	505	711
Net income	149	46	81	121	75	201	282	417
Net income per share – basic [1]	0.18	0.05	0.10	0.14	0.09	0.24	0.34	0.50
Net income per share – diluted [1]	0.18	0.05	0.10	0.14	0.09	0.24	0.34	0.50
Non-Financial Performance
Total shareholder return percentage	(5)	12	2	(3)	2	(15)	(33)	(3)
Employee turnover rate (annualized percentage)	4	3	3	4	3	3	4	4
Total recordable injury rate	0.95	0.74	0.92	0.69	1.15	0.97	1.29	0.85
Environmental incidents	2	1	5	3	9	8	6	5

1 Net income per share for each quarter has been computed based on the weighted average number of shares issued and outstanding during the respective quarter, including the dilutive number of shares assumed for the diluted earnings per share computation; therefore, as the number of shares varies each period, quarterly amounts may not add to the annual total.

Refer to Note 10 to the financial statements in this Form 10-Q for information pertaining to sales that can be seasonal.

In the fourth quarter of 2016, earnings were impacted by a $20 million non-cash impairment charge to property, plant and equipment in the phosphate segment. In the second quarter of 2016, earnings were impacted by $33 million in exit costs relating to Canpotex’s Prince Rupert terminal in the potash segment and a $10 million non-cash impairment charge on our available-for-sale investment in Sinofert.

37	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

OTHER FINANCIAL INFORMATION

RELATED PARTY TRANSACTIONS

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies in the first three months of 2017. Certain of these policies, such as long-lived asset impairment, derivative instruments, provisions and contingencies for asset retirement, environmental and other obligations, and capitalization and depreciation of property, plant and equipment, involve critical accounting estimates because they require us to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions, particularly in the current market environment. Information on impairment sensitivities is included on page 89 of our 2016 AIR.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board, and the committee reviewed the disclosures described in this Form 10-Q.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the financial statements in this Form 10-Q for information on issued accounting pronouncements that will be effective in future periods and were effective in 2017. Information on the implementation of IFRS 15, Revenue From Contracts With Customers and IFRS 16, Leases is included on page 89 of our 2016 AIR.

OUTLOOK

POTASH MARKET OUTLOOK

Strong demand is expected to continue through the remainder of the year. We maintain our global shipments estimate of 61-64 million tonnes for 2017, above the approximately 60 million tonnes shipped in 2016, and expect supportive market fundamentals through the balance of this year.

In North America, we believe fertilizer affordability and the need to replenish soil nutrients following 2016’s record harvest will contribute to healthy demand at the farm level. We maintain our full-year shipment expectation in the range of 9.3-9.8 million tonnes, consistent with our previous estimate.

In Latin America, we expect the affordability of nutrients to continue to support a positive demand environment. Factoring in robust deliveries during the first quarter, we have increased our estimate of full-year shipments to 11.7-12.2 million tonnes, exceeding 2016’s total.

In China, healthy consumption levels driven by attractive crop prices and strong affordability relative to other nutrients have resulted in a drawdown of inventory levels. We continue to expect demand for the full year in the range of 14.5-15.5 million tonnes, above the approximately 14 million tonnes shipped in 2016.

In India, we have lowered our expected shipment range to 3.8-4.3 million tonnes for the year due to recent potash subsidy changes that are expected to result in higher retail prices for farmers.

In Other Asian markets, we expect improved moisture conditions and favorable economics for key crops such as oil palm to support demand in 2017. We have increased our estimated shipment range to 9.0-9.5 million tonnes for the full year, above 2016’s total of approximately 9 million tonnes.

FINANCIAL OUTLOOK

Taking the above market factors into consideration, we have raised the bottom end of our guidance ranges for potash sales volumes and gross margin to 8.9-9.4 million tonnes and $600-$800 million, respectively.

In nitrogen, we continue to expect that pressure from new US capacity will keep margins below those of the previous year. Similarly, we forecast phosphate profitability to be below 2016 levels as difficult market fundamentals are expected to weigh on realizations for our products. Given these considerations, we maintain our combined nitrogen and phosphate gross margin estimate of $150-$400 million in 2017.

Our effective income tax rate is anticipated to fall to a range of 2-5 percent, primarily due to a non-cash income tax provision recovery relating to provincial tax changes that will be realized in future years.

Selling and administrative expenses have been lowered and are now forecast in the range of $220-$230 million, while finance costs are now expected to be higher, in the range of $225-$235 million.

Additionally, income from equity investments is now anticipated in the range of $150-$170 million, above the previous guidance range.

We have revised our full-year foreign exchange rate assumption to CDN$1.33 per US dollar, slightly higher than previous guidance.

Based on these factors, we have increased our full-year 2017 earnings guidance to $0.45-$0.65 per share, including merger-related costs of $0.05 per share.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	38

39	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, those in the “Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contain “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995 and other US federal securities laws) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “forecast,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Quarterly Report on Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, including the Proposed Transaction, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause our actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following: a number of risks and uncertainties relating to the Proposed Transaction, including the failure to satisfy all required conditions, including required regulatory approvals, or to satisfy or obtain waivers with respect to all other closing conditions in a timely manner and on favorable terms or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the Arrangement Agreement; certain costs that we may incur in connection with the Proposed Transaction; certain restrictions in the Arrangement Agreement on our ability to take action outside the ordinary course of business without the consent of Agrium; the effect of the announcement of the Proposed Transaction on our ability to retain customers, suppliers and personnel and on our operating future business and operations generally; risks related to diversion of management time from ongoing business operations due to the Proposed Transaction; failure to realize the anticipated benefits of the Proposed Transaction and to successfully integrate Agrium and PotashCorp; the risk that our credit ratings may be downgraded or there may be adverse conditions in the credit markets; any significant impairment of the carrying amount of certain of our assets; variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks and uncertainties related to any operating and workforce changes made in response to our industry and the markets we serve, including mine and inventory shutdowns; adverse or uncertain economic conditions and changes in credit and financial markets; economic and political uncertainty around the world; changes in capital markets; the results of sales contract negotiations within major markets; unexpected or adverse weather conditions; risks related to reputational loss; the occurrence of a major safety incident; inadequate insurance coverage for a significant liability; inability to obtain relevant permits for our operations; catastrophic events or malicious acts, including terrorism; certain complications that may arise in our mining process, including water inflows; risks and uncertainties related to our international operations and assets; our ownership of non-controlling equity interests in other companies; our prospects to reinvest capital in strategic opportunities and acquisitions; risks associated with natural gas and other hedging activities; security risks related to our information technology systems; imprecision in reserve estimates; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; changes in, and the effects of, government policies and regulations; earnings and the decisions of taxing authorities which could affect our effective tax rates; increases in the price or reduced availability of the raw materials that we use; our ability to attract, develop, engage and retain skilled employees; strikes or other forms of work stoppage or slowdowns; rates of return on, and the risks associated with, our investments and capital expenditures; timing and impact of capital expenditures; the impact of further innovation; adverse developments in pending or future legal proceedings or government investigations; and violations of our governance and compliance policies. These risks and uncertainties and additional risks and uncertainties can be found in our Form 10-K for the year ended December 31, 2016 under the captions “Forward-Looking Statements” and “Item 1A–Risk Factors,” and in our filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this Quarterly Report on Form 10-Q will occur or, if they do, of what impact they will have on our business, our performance, the results of our operations and our financial condition. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential for loss from adverse changes in the market value of financial instruments. The level of market risk to which we are exposed varies depending on the composition of our derivative instrument portfolio, as well as current and expected market conditions. A discussion of enterprise-wide risk management can be found in our 2016 AIR, pages 48 to 55.

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 17 and 29 to the 2016 audited annual consolidated financial statements and there were no significant changes as at March 31, 2017.

PRICE RISK

The carrying amount of our investments in ICL and Sinofert was $967 million at March 31, 2017 (December 31, 2016 – $937 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $97 million, while a 10 percent decrease would reduce other comprehensive income by $97 million. At March 31, 2017, this analysis assumed that price decreases would not represent an impairment.

There were no substantial changes to the price sensitivities related to our natural gas derivatives reported in Note 29 to the 2016 audited annual consolidated financial statements.

As at March 31, 2017, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 41 million MMBtu (December 31, 2016 – swaps was a notional amount of 46 million MMBtu) with maturities in 2017 through 2022.

FOREIGN EXCHANGE RISK

As at March 31, 2017, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $40 million (December 31, 2016–$21 million) at an average exchange rate of 1.3340 (December 31, 2016–1.3490) per US dollar with maturities in 2017. There were no substantial changes to the foreign exchange sensitivities reported in Note 29 to the 2016 audited annual consolidated financial statements.

INTEREST RATE RISK

As at March 31, 2017, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of March 31, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of March 31, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

41	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of certain legal and environmental proceedings, see Note 11 to the unaudited interim condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 4. Other Information

MINE SAFETY DISCLOSURES

Safety is a fundamental core value and we are committed to providing a healthy and safe work environment for our employees, contractors and all others at our sites to help meet our company-wide goal of achieving no harm to people.

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

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	42

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)

4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)

4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)

4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)

4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)

4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)

4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016

4(p)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.000% Notes due December 15, 2026.	8-K	12/6/2016	4(a)

43	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013

10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013

10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.	10-Q	9/30/2016

10(d)	Second Amending Agreement dated December 20, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.

10(e)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)

10(f)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10(g)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(h)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10(i)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

10(j)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)

10(k)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)

10(l)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)

10(o)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)

10(p)	PCS Supplemental Retirement Plan for U.S Executives (as amended and restated and in effect as of January 1, 2016).	10-K	12/31/2015	10(n)

10(q)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10(r)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	44

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)

10(s)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(t)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)

10(u)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)

10(v)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(w)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(x)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(y)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1

10(z)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)

10(aa)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)

10(bb)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)

10(cc)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)

10(dd)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)

10(ee)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan.	8-K	5/11/2016	10.1

10(ff)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement (2016-2018 Phased Grant).	8-K	5/11/2016	10.2

10(gg)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement.	8-K	5/11/2016	10.3

10(hh)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Option Agreement.	8-K	5/11/2016	10.4

10(ii)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)

10(jj)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)

10(kk)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)

10(ll)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)

10(mm)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)

10(nn)	Form of Company Support Agreement.	8-K	9/12/2016	10.1

10oo)	Form of Agrium Support Agreement.	8-K	9/12/2016	10.2

10(pp)	Form of Change in Control Agreement between the registrant and certain Canadian executives.	10-Q	9/30/2016

10(qq)	Form of Change in Control Agreement, between the registrant and certain U.S. executives.	10-Q	9/30/2016

10(rr)	Letter Agreement, dated January 20, 2016 and revised February 2, 2016, between registrant and Paul E. Dekok.	10-K	12/31/2016

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

45	PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

May 2, 2017	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

May 2, 2017	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

PotashCorp 2017 First Quarter Quarterly Report on Form 10-Q	46

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)

4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)

4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)

4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)

4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)

4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)

4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016

4(p)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.000% Notes due December 15, 2026.	8-K	12/6/2016	4(a)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013

10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013

10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.	10-Q	9/30/2016

10(d)	Second Amending Agreement dated December 20, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.

10(e)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)

10(f)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10(g)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(h)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10(i)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

10(j)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)

10(k)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)

10(l)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)

10(o)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)

10(p)	PCS Supplemental Retirement Plan for U.S Executives (as amended and restated and in effect as of January 1, 2016).	10-K	12/31/2015	10(n)

10(q)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10(r)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)

10(s)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(t)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)

10(u)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)

10(v)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(w)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(x)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(y)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1

10(z)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)

10(aa)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)

10(bb)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)

10(cc)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)

10(dd)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)

10(ee)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan.	8-K	5/11/2016	10.1

10(ff)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement (2016-2018 Phased Grant).	8-K	5/11/2016	10.2

10(gg)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Performance Share Unit Agreement.	8-K	5/11/2016	10.3

10(hh)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan — Form of Option Agreement.	8-K	5/11/2016	10.4

10(ii)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)

10(jj)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)

10(kk)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)

10(ll)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)

10(mm)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)

10(nn)	Form of Company Support Agreement.	8-K	9/12/2016	10.1

10oo)	Form of Agrium Support Agreement.	8-K	9/12/2016	10.2

10(pp)	Form of Change in Control Agreement between the registrant and certain Canadian executives.	10-Q	9/30/2016

10(qq)	Form of Change in Control Agreement, between the registrant and certain U.S. executives.	10-Q	9/30/2016

10(rr)	Letter Agreement, dated January 20, 2016 and revised February 2, 2016, between registrant and Paul E. Dekok.	10-K	12/31/2016

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.