Form 10-Q
period 2017-06-30
POTASH CORP OF SASKATCHEWAN INC
filed 2017-08-02
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

  Yes  ☐    No   ☑

As at June 30, 2017, Potash Corporation of Saskatchewan Inc. had 840,086,574 Common Shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited	In millions of US dollars except as otherwise noted

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Sales (Note 2)	$1,120	$1,053	$2,232	$2,262
Freight, transportation and distribution	(116)	(118)	(249)	(251)
Cost of goods sold	(749)	(692)	(1,460)	(1,534)
Gross Margin	255	243	523	477
Selling and administrative expenses	(48)	(55)	(98)	(108)
Provincial mining and other taxes	(44)	(26)	(78)	(57)
Share of earnings of equity-accounted investees	49	30	88	49
Dividend income	4	16	12	16
Impairment of available-for-sale investment	–	(10)	–	(10)
Other (expenses) income (Note 3)	(16)	1	(26)	(9)
Operating Income	200	199	421	358
Finance costs	(61)	(54)	(120)	(106)
Income Before Income Taxes	139	145	301	252
Income taxes (Note 4)	62	(24)	49	(56)
Net Income	$201	$121	$350	$196
Net Income per Share
Basic	$0.24	$0.14	$0.42	$0.23
Diluted	$0.24	$0.14	$0.42	$0.23
Weighted Average Shares Outstanding
Basic	840,060,000	839,285,000	839,959,000	838,202,000
Diluted	840,124,000	839,786,000	840,111,000	839,028,000

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Comprehensive Income (Loss)

Unaudited	In millions of US dollars

	Three Months Ended June 30		Six Months Ended June 30
(Net of related income taxes)	2017	2016	2017	2016
Net Income	$201	$121	$350	$196
Other comprehensive income (loss)
Items that will not be reclassified to net income:
Net actuarial loss on defined benefit plans [1]	–	(103)	–	(103)
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments [2]
Net fair value gain (loss) during the period	60	(104)	93	(103)
Cash flow hedges
Net fair value (loss) gain during the period [3]	(2)	9	(7)	3
Reclassification to income of net loss [4]	11	13	19	28
Other	–	1	3	2
Other Comprehensive Income (Loss)	69	(184)	108	(173)
Comprehensive Income (Loss)	$270	$(63)	$458	$23

1 Net of income taxes of $NIL (2016 – $60) for the three and six months ended June 30, 2017.

2 Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. (“ICL”), Sinofert Holdings Limited (“Sinofert”) and other.

3 Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $1 (2016 – $(5)) for the three months ended June 30, 2017 and $4 (2016 – $(2)) for the six months ended June 30, 2017.

4 Net of income taxes of $(6) (2016 – $(8)) for the three months ended June 30, 2017 and $(11) (2016 – $(16)) for the six months ended June 30, 2017.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	2

Condensed Consolidated Statements of Cash Flow

Unaudited	In millions of US dollars

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Operating Activities
Net income	$201	$121	$350	$196
Adjustments to reconcile net income to cash provided by operating activities (Note 5)	151	259	295	465
Changes in non-cash operating working capital (Note 5)	(24)	44	(94)	(49)
Cash provided by operating activities	328	424	551	612
Investing Activities
Additions to property, plant and equipment	(128)	(211)	(261)	(457)
Other assets and intangible assets	(2)	(9)	(1)	(9)
Cash used in investing activities	(130)	(220)	(262)	(466)
Financing Activities
Finance costs on long-term debt obligations	–	(2)	(1)	(4)
(Repayment of) proceeds from short-term debt obligations	(81)	68	(60)	404
Dividends	(82)	(206)	(164)	(519)
Issuance of common shares	–	5	1	25
Cash used in financing activities	(163)	(135)	(224)	(94)
Increase in Cash and Cash Equivalents	35	69	65	52
Cash and Cash Equivalents, Beginning of Period	62	74	32	91
Cash and Cash Equivalents, End of Period	$97	$143	$97	$143
Cash and cash equivalents comprised of:
Cash	$28	$31	$28	$31
Short-term investments	69	112	69	112
	$97	$143	$97	$143

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars

			Accumulated Other Comprehensive (Loss) Income
	Share Capital	Contributed Surplus	Net unrealized gain (loss) on available-for- sale investments	Net (loss) gain on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity [1]
Balance – December 31, 2016	$1,798	$222	$43	$(60)	$–	[2]	$(8)	$(25)	$6,204	$8,199
Net income	–	–	–	–	–		–	–	350	350
Other comprehensive income	–	–	93	12	–		3	108	–	108
Dividends declared	–	–	–	–	–		–	–	(167)	(167)
Effect of share-based compensation including issuance of common shares	2	3	–	–	–		–	–	–	5
Shares issued for dividend reinvestment plan	3	–	–	–	–		–	–	–	3
Balance – June 30, 2017	$1,803	$225	$136	$(48)	$–	[2]	$(5)	$83	$6,387	$8,498
Balance – December 31, 2015	$1,747	$230	$77	$(117)	$–	[2]	$(10)	$(50)	$6,455	$8,382
Net income	–	–	–	–	–		–	–	196	196
Other comprehensive (loss) income	–	–	(103)	31	(103)		2	(173)	–	(173)
Dividends declared	–	–	–	–	–		–	–	(421)	(421)
Effect of share-based compensation including issuance of common shares	35	(5)	–	–	–		–	–	–	30
Shares issued for dividend reinvestment plan	10	–	–	–	–		–	–	–	10
Transfer of net actuarial loss on defined benefit plans	–	–	–	–	103		–	103	(103)	–
Balance – June 30, 2016	$1,792	$225	$(26)	$(86)	$–	[2]	$(8)	$(120)	$6,127	$8,024

1 All equity transactions were attributable to common shareholders.

2 Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	4

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$97	$32
Receivables	499	545
Inventories (Note 6)	845	768
Prepaid expenses and other current assets	65	49
	1,506	1,394
Non-current assets
Property, plant and equipment	13,190	13,318
Investments in equity-accounted investees	1,178	1,173
Available-for-sale investments	1,033	940
Other assets	239	250
Intangible assets	173	180
Total Assets	$17,319	$17,255

(See Notes to the Condensed Consolidated Financial Statements)

	June 30, 2017	December 31, 2016
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$824	$884
Payables and accrued charges	664	772
Current portion of derivative instrument liabilities	42	41
	1,530	1,697
Non-current liabilities
Long-term debt	3,708	3,707
Derivative instrument liabilities	42	56
Deferred income tax liabilities	2,375	2,463
Pension and other post-retirement benefit liabilities	475	443
Asset retirement obligations and accrued environmental costs	640	643
Other non-current liabilities and deferred credits	51	47
Total Liabilities	8,821	9,056
Shareholders’ Equity
Share capital (Note 7)	1,803	1,798
Contributed surplus	225	222
Accumulated other comprehensive income (loss)	83	(25)
Retained earnings	6,387	6,204
Total Shareholders’ Equity	8,498	8,199
Total Liabilities and Shareholders’ Equity	$17,319	$17,255

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

Notes to the Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2017

Unaudited	In millions of US dollars except as otherwise noted

1. Significant Accounting Policies

Basis of Presentation

With its subsidiaries, Potash Corporation of Saskatchewan Inc. (“PCS”) – together known as “PotashCorp” or “the company” except to the extent the context otherwise requires – forms a crop nutrient and related industrial and feed products company. These unaudited interim condensed consolidated financial statements (“interim financial statements”) are based on International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”), and have been prepared in accordance with International Accounting Standard (“IAS”) 34, “Interim Financial Reporting.” The accounting policies and methods of computation used in preparing these interim financial statements are consistent with those used in the preparation of the company’s 2016 annual consolidated financial statements.

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

These interim financial statements were authorized by the audit committee of the Board of Directors for issue on August 2, 2017.

Standards, Amendments and Interpretations Effective and Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied by the company.

Standard	Description	Impact
Amendments to IAS 7, Statement of Cash Flows	Issued to require a reconciliation of the opening and closing liabilities that form part of an entity’s financing activities, including both changes arising from cash flows and non-cash changes.	Adopted prospectively effective January 1, 2017, with required disclosures included in Note 5.
Amendments to IAS 12, Income Taxes	Issued to clarify the requirements on recognition of deferred tax assets for unrealized losses on debt instruments measured at fair value.	Adopted effective January 1, 2017, with no change to the company’s interim financial statements. No changes are expected to the company’s annual consolidated financial statements.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	6

Standards, Amendments and Interpretations Not Yet Effective and Not Applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at June 30, 2017. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Expected Impact	Effective Date [1]
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively, and to enhance disclosures about revenue.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain practical expedients available.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.
Amendments to IFRS 2, Share-Based Payment	Issued to provide clarification on the classification and measurement of share-based transactions. Specifically, accounting for cash-settled share-based transactions, share-based payment transactions with a net settlement feature and modifications of share-based payment transactions that change classification from cash-settled to equity settled.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, with the option of retrospective or prospective application.
IFRS 16, Leases	Issued to supersede IAS 17, IFRIC 4, SIC-15 and SIC-27, providing the principles for the recognition, measurement, presentation and disclosure of leases. Lessees will be required to recognize assets and liabilities for the rights and obligations created by leases. Lessors will continue to classify leases using a similar approach to that of the superseded standards but with enhanced disclosure to improve information about a lessor’s risk exposure, particularly to residual value risk.	The company is reviewing the standard to determine the potential impact.	January 1, 2019, applied retrospectively with certain practical expedients available.
IFRIC 23, Uncertainty Over Income Tax Treatments	Issued to provide guidance on recognition and measurement of uncertain income tax treatments.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2019, applied retrospectively with certain practical expedients available.
IFRS 17, Insurance Contracts	Issued to replace IFRS 4, providing guidance for the recognition, measurement, presentation and disclosure of insurance contracts giving consideration to: substantive rights and obligations arising from a contract, law or regulation; enforceable rights and obligations in a contract; and whether contracts are written, oral or implied by customary business practices.	Although the company does not underwrite insurance contracts, all significant contracts will be reviewed under the scope of the standard to determine the potential impact, if any.	January 1, 2021, applied retrospectively with certain practical expedients available.

1 Effective date for annual periods beginning on or after the stated date.

7	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

2. Segment Information

The company has three reportable operating segments: potash, nitrogen and phosphate. These segments are differentiated by the chemical nutrient contained in the products that each produces. The accounting policies of the segments are the same as those described in Note 1 and are measured in a manner consistent with that of the financial statements. Inter-segment sales are made under terms that approximate market value. The company’s operating segments have been determined based on reports, used to make strategic decisions, that are reviewed by the Chief Executive Officer, assessed to be the company’s chief operating decision-maker.

	Three Months Ended June 30, 2017
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$461	$384	$275	$–	$1,120
Freight, transportation and distribution – third party	(50)	(32)	(34)	–	(116)
Net sales – third party	411	352	241	–
Cost of goods sold – third party	(198)	(292)	(259)	–	(749)
Margin (cost) on inter-segment sales [1]	–	8	(8)	–	–
Gross margin	213	68	(26)	–	255

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(56)	(47)	(56)	(9)	(168)

Assets	9,787	2,466	2,265	2,801	17,319
Cash outflows for additions to property, plant and equipment	36	40	51	1	128

1 Inter-segment net sales were $17.

	Three Months Ended June 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$393	$383	$277	$–	$1,053
Freight, transportation and distribution – third party	(64)	(27)	(27)	–	(118)
Net sales – third party	329	356	250	–
Cost of goods sold – third party	(206)	(236)	(250)	–	(692)
Margin (cost) on inter-segment sales [1]	–	10	(10)	–	–
Gross margin	123	130	(10)	–	243

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(52)	(52)	(55)	(9)	(168)
Share of Canpotex’s [2] Prince Rupert project exit costs	(33)	–	–	–	(33)

Assets	9,780	2,509	2,323	2,714	17,326
Cash outflows for additions to property, plant and equipment	74	65	45	27	211

1 Inter-segment net sales were $17.

2 Canpotex Limited (“Canpotex”).

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	8

	Six Months Ended June 30, 2017
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$890	$759	$583	$–	$2,232
Freight, transportation and distribution – third party	(114)	(64)	(71)	–	(249)
Net sales – third party	776	695	512	–
Cost of goods sold – third party	(403)	(549)	(508)	–	(1,460)
Margin (cost) on inter-segment sales [1]	–	19	(19)	–	–
Gross margin	373	165	(15)	–	523

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(111)	(97)	(114)	(18)	(340)

Assets	9,787	2,466	2,265	2,801	17,319
Cash outflows for additions to property, plant and equipment	81	73	102	5	261

1 Inter-segment net sales were $39.

	Six Months Ended June 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$774	$811	$677	$–	$2,262
Freight, transportation and distribution – third party	(123)	(60)	(68)	–	(251)
Net sales – third party	651	751	609	–
Cost of goods sold – third party	(440)	(534)	(560)	–	(1,534)
Margin (cost) on inter-segment sales [1]	–	20	(20)	–	–
Gross margin	211	237	29	–	477

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(100)	(106)	(112)	(17)	(335)
Share of Canpotex’s Prince Rupert project exit costs	(33)	–	–	–	(33)
Termination benefit costs	(32)	–	–	–	(32)
Impairment of property, plant and equipment	–	–	(27)	–	(27)

Assets	9,780	2,509	2,323	2,714	17,326
Cash outflows for additions to property, plant and equipment	165	134	88	70	457

1 Inter-segment net sales were $34.

9	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

3. Other (Expenses) Income

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Foreign exchange loss	$(9)	$(2)	$(8)	$(19)
Proposed Transaction costs (Note 13)	(14)	–	(23)	–
Other income	7	3	5	10
	$(16)	$1	$(26)	$(9)

4. Income Taxes

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Income tax (recovery) expense	$(62)	$24	$(49)	$56
Actual effective tax rate on ordinary earnings	7%	17%	9%	21%
Actual effective tax rate including discrete items	(44% )	16%	(16% )	22%
Discrete tax adjustments that impacted the tax rate	$(71)	$(4)	$(76)	$–

Significant items to note include the following:

•	The actual effective tax rate on ordinary earnings for the three and six months ended June 30, 2017 decreased compared to the same periods last year primarily due to significantly lower forecasted annual earnings in the United States.

•	In the second quarter of 2017, a discrete deferred tax recovery of $68 was recorded as a result of a Saskatchewan income tax rate decrease.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	June 30, 2017	December 31, 2016
Current income tax assets
Current	Receivables	$43	$41
Non-current	Other assets	60	67
Deferred income tax assets	Other assets	10	10
Total income tax assets		$113	$118
Current income tax liabilities
Current	Payables and accrued charges	$(7)	$(25)
Non-current	Other non-current liabilities and deferred credits	(47)	(43)
Deferred income tax liabilities	Deferred income tax liabilities	(2,375)	(2,463)
Total income tax liabilities		$(2,429)	$(2,531)

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	10

5. Consolidated Statements of Cash Flow

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Reconciliation of cash provided by operating activities
Net income	$201	$121	$350	$196
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	168	168	340	335
Impairment of property, plant and equipment	–	–	–	27
Net distributed (undistributed) earnings of equity-accounted investees	35	61	(2)	44
Impairment of available-for-sale investment	–	10	–	10
Share-based compensation	2	3	7	5
Recovery of deferred income tax	(82)	(7)	(96)	(1)
Pension and other post-retirement benefits	18	13	33	28
Asset retirement obligations and accrued environmental costs	3	9	2	25
Other long-term liabilities and miscellaneous	7	2	11	(8)
Subtotal of adjustments	151	259	295	465
Changes in non-cash operating working capital
Receivables	23	186	38	145
Inventories	(9)	(51)	(58)	(43)
Prepaid expenses and other current assets	(9)	5	(14)	3
Payables and accrued charges	(29)	(96)	(60)	(154)
Subtotal of changes in non-cash operating working capital	(24)	44	(94)	(49)
Cash provided by operating activities	$328	$424	$551	$612
Supplemental cash flow disclosure
Interest paid	$74	$64	$103	$93
Income taxes paid	$38	$35	$53	$46

The following is a summary of changes in liabilities arising from financing activities:

	December 31, 2016	Cash Flows [1]	Non-cash Changes	June 30, 2017
Short-term debt and current portion of long-term debt [1]	$884	$(60)	$–	$824
Long-term debt	3,707	(1)	2	3,708
Total liabilities from financing activities	$4,591	$(61)	$2	$4,532

1 Cash inflows and cash outflows arising from short-term debt transactions are presented on a net basis.

11	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

6. Inventories

	June 30, 2017	December 31, 2016
Finished products	$320	$269
Intermediate products	200	174
Raw materials	68	75
Materials and supplies	257	250
	$845	$768

The following items affected cost of goods sold during the period:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Expensed inventories before the following items	$661	$587	$1,345	$1,299
Reserves, reversals and writedowns of inventories	29	20	33	19
	$690	$607	$1,378	$1,318

The carrying amount of inventory recorded at net realizable value was $118 as at June 30, 2017 (December 31, 2016 – $47), with the remaining inventory recorded at cost.

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

Issued

	Number of Common Shares	Consideration
Balance – December 31, 2016	839,790,379	$1,798
Issued under option plans	114,900	2
Issued for dividend reinvestment plan	181,295	3
Balance – June 30, 2017	840,086,574	$1,803

Dividends Declared

The company declared dividends per share of $0.10 (2016 – $0.25) during the three months ended June 30, 2017 and $0.20 (2016 – $0.50) during the six months ended June 30, 2017.

Under the terms of the agreement governing the Proposed Transaction, as described in Note 13, the company is permitted to pay quarterly dividends up to but not in excess of levels existing at the time of signing such agreement.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	12

8. Share-Based Compensation

During the three and six months ended June 30, 2017, the company issued stock options and performance share units (“PSUs”) to eligible employees under the 2016 Long-Term Incentive Plan (“LTIP”). Information on stock options and PSUs is summarized below:

	LTIP		Expense for all employee share-based compensation plans
	Units Granted in 2017	Units Outstanding as at June 30, 2017	Three Months Ended June 30		Six Months Ended June 30
			2017	2016	2017	2016
Stock options	1,482,829	4,511,906	$2	$5	$5	$6
Share-settled PSUs	555,918	959,700	1	2	2	2
Cash-settled PSUs	857,774	1,538,826	–	2	2	4
			$3	$9	$9	$12

Grant date fair value per unit for stock options and share-settled PSUs granted during the first quarter of 2017 was $4.36 and $19.93, respectively.

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

Performance Share Units

PSUs granted under the LTIP in 2017 vest based on the achievement of performance metrics, over three years, comprising 1) the relative ranking of the company’s total shareholder return compared with a specified peer group using a Monte Carlo simulation option-pricing model and 2) the outcome of the company’s cash flow return on investment compared with its weighted average cost of capital. Compensation cost is measured based on 1) the grant date fair value of the units, adjusted for the company’s best estimate of the outcome of non-market vesting conditions 1 at the end of each period for share-settled PSUs and 2) period-end fair value of the awards for cash-settled PSUs. PSUs granted under the LTIP settle in shares for grantees who are subject to the company’s share ownership guidelines and in cash for all other grantees.

1 The company’s cash flow return on investment compared with its weighted average cost of capital is a non-market vesting condition as performance is not tied to the company’s share price or relative share price.

13	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

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

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Carrying amount (approximation to fair value assumed due to short-term nature).
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Carrying amount.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	June 30, 2017		December 31, 2016
	Carrying Amount of Liability [1]	Fair Value of Liability	Carrying Amount of Liability [1]	Fair Value of Liability
Long-term debt senior notes	$4,204	$4,547	$4,202	$4,384
[1]	Includes net unamortized debt issue costs.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	14

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) [1]	Significant Other Observable Inputs (Level 2) [1,2]
June 30, 2017
Derivative instrument assets
Natural gas derivatives	$7	$–	$7
Available-for-sale investments [3]	1,033	1,033	–
Derivative instrument liabilities
Natural gas derivatives	(84)	–	(84)
December 31, 2016
Derivative instrument assets
Natural gas derivatives	$6	$–	$6
Available-for-sale investments [3]	940	940	–
Derivative instrument liabilities
Natural gas derivatives	(97)	–	(97)
[1]	During the six months ended June 30, 2017 and twelve months ended December 31, 2016, there were no transfers between Level 1 and Level 2. The company’s policy is to recognize transfers at the end of the reporting period.
[2]	During the six months ended June 30, 2017 and twelve months ended December 31, 2016, there were no amounts categorized as Level 3.
[3]	Available-for-sale investments are comprised of shares in ICL, Sinofert and other.

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

11. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex Limited (“Canpotex”), which markets Canadian potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through June 30, 2017, there were no such operating losses or other liabilities.

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

15	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

also has requested reimbursement of approximately $5 of previously incurred response costs. The ultimate amount of liability for PCS Nitrogen depends upon, among other factors, the final outcome of litigation to impose liability on additional parties, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•	PCS Phosphate has been identified as a responsible party at the Ward Transformer Superfund Site in Raleigh, North Carolina (“Site”). In the past, PCS Phosphate worked with certain other responsible parties to address PCB soil contamination at the Site pursuant to an agreement with the USEPA. The response actions are nearly complete at an estimated cost of $80, including anticipated remaining work on the Site. The USEPA also sought remediation in certain downstream areas that are referred to as “Operable Unit 1”. PCS Phosphate signed a Consent Decree with the USEPA for Operable Unit 1 in September 2016 that is not expected to require PCS Phosphate to incur any additional remediation costs. Litigation for the recovery of incurred cleanup costs was resolved through mediation and entry of the Consent Decree.

•	In 1996, PCS Nitrogen Fertilizer, L.P. (“PCS Nitrogen Fertilizer”), then known as Arcadian Fertilizer, L.P., entered into a Consent Order (the “Order”) with the Georgia Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s acquisition of real property in Augusta, Georgia. Under the Order, PCS Nitrogen Fertilizer is required to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by GEPD. PCS Nitrogen Fertilizer is implementing the approved interim corrective measures, which may be modified by PCS Nitrogen Fertilizer from time to time, but it is unable to estimate with reasonable certainty the total cost of its correction action obligations under the Order at this time.

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

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	16

beginning in 2018 of $10 per tonne and increasing by $10 per tonne each year through 2022, to be implemented either through a carbon tax or a cap and trade program at the election of each province. The province of Saskatchewan is considering various alternative approaches to address the national plan. Other countries where the company operates have not at this time announced similar regulatory plans that would appear to have a significant impact on company operations. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

12. Related Party Transactions

The company sells potash from its Canadian mines for use outside Canada and the US exclusively to Canpotex. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended June 30, 2017 were $276 (2016 – $159) and the six months ended June 30, 2017 were $474 (2016 – $338). At June 30, 2017, $161 (December 31, 2016 – $141) was owing from Canpotex.

13. Proposed Transaction with Agrium Inc.

On September 11, 2016, the company entered into an Arrangement Agreement with Agrium Inc. (“Agrium”) pursuant to which the company and Agrium have agreed to combine their businesses (the “Proposed Transaction”) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act. On November 3, 2016, the Proposed Transaction was overwhelmingly approved by shareholders of both companies. On November 7, 2016, the Ontario Superior Court of Justice issued a final order approving the Proposed Transaction. Upon the closing of the Proposed Transaction, the new parent company will be named Nutrien Ltd. (“Nutrien”). The Proposed Transaction is currently anticipated to be completed late in the third quarter of 2017 and is subject to customary closing conditions, including remaining regulatory approvals.

Upon the closing of the Proposed Transaction, the company and Agrium will become indirect, wholly owned subsidiaries of Nutrien. PotashCorp shareholders will own approximately 52 percent of Nutrien, and Agrium shareholders will own approximately 48 percent.

17	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in US dollars)

The following discussion and analysis is the responsibility of management and is as at August 2, 2017. The Board of Directors (Board) carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

Financially, we prioritize earnings growth and investment opportunities in potash, while complementing that business with other best-in-class assets. Our strategic priorities, depicted below and described in further detail along with key target metrics on pages 30 to 47 in our 2016 AIR, did not change during the second quarter of 2017.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	18

PENDING MERGER OF EQUALS WITH AGRIUM INC.

During the third quarter of 2016, PotashCorp entered into an arrangement agreement (the Arrangement Agreement) with Agrium Inc. (Agrium) to combine their businesses (the Proposed Transaction) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act. Upon the closing of the Proposed Transaction, which, subject to customary closing conditions, including receipt of remaining regulatory approvals, is currently anticipated to occur late in the third quarter of 2017, the company and Agrium will become indirect, wholly owned subsidiaries of a new parent company to be called Nutrien Ltd. (Nutrien). PotashCorp shareholders will own approximately 52 percent of Nutrien, and Agrium shareholders will own approximately 48 percent. During the fourth quarter of 2016, shareholders of both companies overwhelmingly approved the Proposed Transaction and the Ontario Superior Court of Justice issued a final order approving it. From a regulatory standpoint, we continue to cooperate with the various enforcement agencies in their reviews. We have received clearances in Brazil and Russia, and continue to work on obtaining approval from China, India, Canada and the US.

The creation of Nutrien pursuant to the Proposed Transaction is designed to: 1) bring together world-class nutrient production assets and retail distribution, providing an integrated platform with multiple paths for growth; 2) create up to $500 million of annual run-rate operating synergies within 24 months of closing; 3) enhance financial flexibility through the use of a strong balance sheet and improved cash flows, enabling the support of growth initiatives and shareholder returns; and 4) leverage best-in-class leadership and governance through the combination of two experienced teams that are focused on creating long-term value.

For further discussion of the Proposed Transaction, please refer to our Current Reports on Form 8-K and the documents filed therewith, filed with the SEC on September 12, 2016 and on October 6, 2016 and the various filings with Canadian provincial securities commissions, including the joint information circular of PCS and Agrium dated October 3, 2016.

RISK

In our 2016 AIR, we provide an overview of our approach to risk (page 28), explain how we use a risk management-ranking methodology to assess the key risks specific to our company (page 49) and provide a description of, management approach to, and any significant developments for, each key risk (pages 50 to 55).

Our risk-ranking matrix, in terms of residual severity of consequence and likelihood, is displayed below.

19	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

Key risks with rankings unchanged from our 2016 AIR were as follows:

Risk	Risk Ranking	Associated Strategies [1]	Risk	Risk Ranking	Associated Strategies [1]
Extreme loss	B		Safety, health and security	C
Offshore potash sales and distribution	B		Stakeholder support for our business plans	C
Competitive supply	B		Sustaining growth	C
Global potash demand	B		Trinidad natural gas supply	C
Cyber security	C		Realization of asset values	D
Environment	C		Capital management	D
International operations and non-operated assets	C
[1]	Brighter sections indicate the strategic priority (described on page 18 of this Form 10-Q) impacted by the risk. Faded sections mean the strategic priority is not significantly affected by the risk.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	20

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

Strategic Priority	Representative 2017 Annual Target	Performance to June 30, 2017
Portfolio & Return Optimization	Exceed total shareholder return (TSR) performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s TSR was -8 percent in the first six months of 2017 compared to our sector’s weighted average return based on market capitalization[1] of -4 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 4 percent.
Operational Excellence	Achieve a 95 percent ammonia reliability rate for our nitrogen division.	Our ammonia reliability rate was 93 percent for the first six months of 2017.
People Development	Maintain an annual employee turnover rate of 5 percent or less.	Employee turnover rate on an annualized basis for the first six months of 2017 was 4 percent.
Safety & Health Excellence	Achieve zero life-altering injuries at our sites.	There were no life-altering injuries at our sites during the first six months of 2017.

	Reduce total site recordable injury rate to 0.75 (or lower) and total lost-time injury rate to 0.07 (or lower).	During the first six months of 2017, total site recordable injury rate was 0.90 and total lost-time injury rate was 0.07.
Environmental Excellence	By 2018, reduce environmental incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	Annualized total environmental incidents were down 58 percent through the first six months of 2017 compared to 2014 annual levels. Compared to the first six months of 2016, total reportable incidents were down 58 percent.
[1]	TSRs are based on the currencies of the primary exchanges in which the relevant shares are traded.

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

REVISED ANNUAL EARNINGS GUIDANCE 1 AND FIRST SIX MONTHS 2017 RESULTS

	Revised Annual Company Guidance	First Six Months Actual Results
Earnings per share	$ 0.45 – $ 0.65	$ 0.42

1 Revised effective April 27, 2017, and maintained on July 27, 2017

21	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

OVERVIEW OF ACTUAL RESULTS

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except per-share amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales	$1,120	$1,053	$67	6	$2,232	$2,262	$(30)	(1)
Gross margin	255	243	12	5	523	477	46	10
Operating income	200	199	1	1	421	358	63	18
Net income	201	121	80	66	350	196	154	79
Net income per share – diluted	0.24	0.14	0.10	71	0.42	0.23	0.19	83
Other comprehensive income (loss)	69	(184)	253	n/m	108	(173)	281	n/m

n/m = not meaningful

Earnings in the second quarter and first half of 2017 were higher than the same periods of 2016 due primarily to higher gross margin in potash and income tax recoveries in 2017, compared to income tax expenses in 2016, more than offsetting lower gross margins in nitrogen and phosphate.

Global potash markets continued to improve through the second quarter as agronomic need and affordability supported demand, especially offshore, and contributed to modestly higher prices. In North America, a good spring application season led to healthy shipment levels – although below the particularly robust second quarter of 2016 – and reduced inventory throughout the supply chain. Offshore imports to the US reached record levels through the first half, resulting in lower domestic producer sales volumes.

In nitrogen, the startup of new global capacity had a negative impact on market fundamentals during the quarter. Notwithstanding strong consumption in most key regions, new supply outpaced growth in demand and pressured prices. As this supply transition unfolded, US urea prices fell to multi-year lows while ammonia and UAN were pushed to their lowest prices of the year.

Despite strong demand in Latin America, global phosphate markets remained subdued in the second quarter, largely due to increased supply and lower shipments to India. In this environment, prices for most phosphate fertilizer products declined slightly. While prices for feed and industrial products were modestly higher than in the first quarter, they remained well below prior-year levels, due primarily to increased supply from offshore producers.

Other comprehensive income for the second quarter and first half of 2017 was primarily the result of an increase in the fair value of our investment in Israel Chemicals Ltd. (ICL) more than offsetting a decrease in the fair value of Sinofert Holdings Limited (Sinofert). Other comprehensive loss for the second quarter and first half of 2016 was primarily impacted by decreases in the fair value of our investments in ICL and Sinofert and a net actuarial loss resulting from a remeasurement of our defined benefit plans.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	22

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

23	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

POTASH PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
North America	$135	$167	(19)	651	850	(23)	$208	$196	6
Offshore	276	160	73	1,709	1,272	34	$161	$125	29
	411	327	26	2,360	2,122	11	$174	$154	13
Cost of goods sold	(193)	(192)	1				$(82)	$(91)	(10)
Gross margin	218	135	61				$92	$63	46
Other miscellaneous and purchased product gross margin [2]	(5)	(12)	(58)
Gross Margin	$213	$123	73				$90	$58	55
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $NIL million (2016 – $2 million) less cost of goods sold $5 million (2016 – $14 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
North America	$298	$305	(2)	1,510	1,628	(7)	$198	$187	6
Offshore	474	340	39	3,029	2,277	33	$156	$149	5
	772	645	20	4,539	3,905	16	$170	$165	3
Cost of goods sold	(389)	(421)	(8)				$(86)	$(108)	(20)
Gross margin	383	224	71				$84	$57	47
Other miscellaneous and purchased product gross margin [2]	(10)	(13)	(23)
Gross Margin	$373	$211	77				$82	$54	52
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $4 million (2016 – $6 million) less cost of goods sold $14 million (2016 – $19 million).

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	24

Potash gross margin variance was attributable to:

	Three Months Ended June 30 2017 vs. 2016				Six Months Ended June 30 2017 vs. 2016
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$(22)	$5	$12	$(5)	$(9)	$15	$54	$60
Offshore	19	60	9	88	51	22	26	99
Change in market mix	11	(14)	3	–	10	(14)	4	–
Total manufactured product	$8	$51	$24	$83	$52	$23	$84	$159
Other miscellaneous and purchased product				7				3
Total				$90				$162

Sales to major offshore markets by Canpotex 1 were as follows:

	Three Months Ended June 30			Six Months Ended June 30
	Percentage of Sales Volumes			Percentage of Sales Volumes
	2017	2016	% Change	2017	2016	% Change
Other Asian markets [2]	40	37	8	38	42	(10)
Latin America	40	47	(15)	33	39	(15)
India	10	–	n/m	11	2	450
China	3	7	(57)	10	8	25
Other markets	7	9	(22)	8	9	(11)
	100	100		100	100
[1]	Canpotex Limited (Canpotex).
[2]	All Asian markets except China and India.
n/m = not meaningful

25	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin):

	Sales Volumes	Net Sales Prices	Cost of Goods Sold
Quarter over Quarter	North American volumes were lower than the historically strong second quarter of 2016.	Our average realized price reflected a continued recovery in global spot prices.	Costs were lower in 2017 due to our portfolio optimization, including a greater share of production from our lower-cost mines, particularly Rocanville.

	Offshore shipments increased, led by strong demand in Brazil.	Offshore prices were also higher due to the impact of our share of Canpotex’s project exit costs following its decision not to proceed with development of an export terminal in Prince Rupert, British Columbia impacting the second quarter of 2016.	Offshore cost of goods sold variance was less positive than North America as a relatively higher percentage of products sold was produced at higher-cost mines.

Year over Year	Offshore volumes were higher due primarily to stronger demand in all key markets.	Prices were higher mainly due to a continued recovery in most global spot markets.	Costs were lower in 2017 due to our portfolio optimization, including a greater share of production from our lower-cost mines, particularly Rocanville.

	North American volumes were slightly lower despite strong demand compared to the historically strong second quarter of 2016.	Offshore prices were also higher due to the impact of our share of Canpotex’s project exit costs following its decision not to proceed with development of an export terminal in Prince Rupert, British Columbia impacting the second quarter of 2016.	Costs were also lower in 2017 as the first quarter of 2016 included costs associated with the indefinite suspension of potash operations at Picadilly.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	26

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights were as follows:

QUARTER OVER QUARTER

Production increased as a response to stronger demand and due to the completion of the Rocanville expansion and ramp up.

The 14 recordable injuries in 2017, compared to nine in 2016, resulted in a higher total recordable injury rate.

There were two lost-time injuries in 2017, compared to none in 2016.

The annualized employee turnover rate increased as a result of 27 departures in 2017 compared to 25 departures in 2016.

In 2017, we experienced two environmental incidents, consisting of two potash spills. In 2016, the only environmental incident was a potash spill.

Waste, as defined in our 2016 AIR, increased quarter over quarter due to the increase in production.

27	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

YEAR OVER YEAR

Production increased as a response to stronger demand and due to the completion of the Rocanville expansion and ramp up.

Combined with lower hours worked in 2017, the 27 recordable injuries in 2017, compared to 25 in 2016, resulted in a higher total recordable injury rate.

There were no significant changes in the total lost-time injury rate between 2016 and 2017.

There were no significant changes between 2016 and 2017.

In 2017, we experienced two environmental incidents, consisting of two potash spills. In 2016, we experienced four environmental incidents: two potash spills, one brine spill and one water release with high suspended solids.

Waste, as defined in our 2016 AIR, increased period over period due to the increase in production.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	28

NITROGEN PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product [2]
Net sales
Ammonia	$181	$177	2	602	543	11	$302	$325	(7)
Urea	69	71	(3)	293	261	12	$236	$274	(14)
Solutions, nitric acid, ammonium nitrate	105	119	(12)	699	703	(1)	$150	$169	(11)
	355	367	(3)	1,594	1,507	6	$223	$244	(9)
Cost of goods sold	(290)	(242)	20				$(182)	$(160)	14
Gross margin	65	125	(48)				$41	$84	(51)
Other miscellaneous and purchased product gross margin [3]	3	5	(40)
Gross Margin	$68	$130	(48)				$43	$86	(50)
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Includes inter-segment ammonia sales, comprised of: net sales $17 million, cost of goods sold $9 million and 40,000 sales tonnes (2016 – net sales $17 million, cost of goods sold $7 million and 39,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
[3]	Including third-party net sales $14 million and cost of goods sold $11 million (2016 – net sales $6 million and cost of goods sold $1 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product [2]
Net sales
Ammonia	$340	$365	(7)	1,148	1,144	–	$297	$318	(7)
Urea	158	157	1	613	567	8	$258	$278	(7)
Solutions, nitric acid, ammonium nitrate	216	252	(14)	1,400	1,460	(4)	$154	$173	(11)
	714	774	(8)	3,161	3,171	–	$226	$244	(7)
Cost of goods sold	(556)	(546)	2				$(176)	$(172)	2
Gross margin	158	228	(31)				$50	$72	(31)
Other miscellaneous and purchased product gross margin [3]	7	9	(22)
Gross Margin	$165	$237	(30)				$52	$75	(31)
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Includes inter-segment ammonia sales, comprised of: net sales $39 million, cost of goods sold $20 million and 95,000 sales tonnes (2016 – net sales $34 million, cost of goods sold $14 million and 79,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
[3]	Including third-party net sales of $20 million and cost of goods sold $13 million (2016 – net sales $11 million and cost of goods sold $2 million).

29	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance was attributable to:

	Three Months Ended June 30 2017 vs. 2016				Six Months Ended June 30 2017 vs. 2016
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$5	$(13)	$(3)	$(11)	$–	$(25)	$12	$(13)
Urea	2	(12)	(5)	(15)	3	(12)	(2)	(11)
Solutions, nitric acid, ammonium nitrate	(1)	(13)	(22)	(36)	(4)	(23)	(31)	(58)
Hedge	–	–	2	2	–	–	12	12
Change in product mix	–	5	(5)	–	–	3	(3)	–
Total manufactured product	$6	$(33)	$(33)	$(60)	$(1)	$(57)	$(12)	$(70)
Other miscellaneous and purchased product				(2)				(2)
Total				$(62)				$(72)

	Three Months Ended June 30				Six Months Ended June 30
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne		Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2017	2016	2017	2016	2017	2016	2017	2016
Fertilizer	672	547	$236	$267	1,292	1,213	$233	$248
Industrial and Feed	922	960	$214	$230	1,869	1,958	$221	$242
	1,594	1,507	$223	$244	3,161	3,171	$226	$244

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin while ● symbol is neutral):

	Sales Volumes	Net Sales Prices	Cost of Goods Sold
Quarter over Quarter	Volumes were higher, largely due to stronger fertilizer demand.	Our average realized price declined as increased global supply weighed on benchmark pricing, pulling down realizations for nearly all our products.	Average costs, including our hedge position, for natural gas used as feedstock in production increased 10 percent. Costs for natural gas used as feedstock in Trinidad production fell four percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 56 percent. Including losses on our hedge position, our US gas prices increased 28 percent.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	30

	Sales Volumes		Net Sales Prices	Cost of Goods Sold
Year over Year	●	There were no significant changes.	Weaker benchmark pricing lowered our average realized price during the first half of 2017.	Average costs, including our hedge position, for natural gas used as feedstock in production increased eight percent. Costs for natural gas used as feedstock in Trinidad production fell six percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 53 percent. Including losses on our hedge position, our US gas prices increased 24 percent.

Ammonia cost of goods sold variance was positive due to lower natural gas costs in Trinidad more than offsetting higher natural gas costs in the US.

31	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights were as follows:

QUARTER OVER QUARTER

Production and the ammonia operating rate decreased between 2016 and 2017 due to unplanned downtime for repairs at our Geismar and Lima facilities.

In 2017, there was one recordable injury and no lost-time injuries compared to no recordable injuries and no lost-time injuries in 2016.

The annualized employee turnover rate increased as a result of seven departures in 2017 compared to four departures in 2016.

In both 2016 and 2017, we had one environmental incident, consisting of an ammonia release.

Greenhouse gas emissions were higher in 2017 due to higher emissions at our nitric acid plants.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	32

YEAR OVER YEAR

There were no significant changes between 2016 and 2017.

In 2017, there were five recordable injuries with no lost-time injuries compared to six recordable injuries including two lost-time injuries in 2016.

The annualized employee turnover rate increased as a result of 14 departures in 2017 compared to seven departures in 2016.

In 2017, we had three environmental incidents, consisting of two ammonia releases and one organic nitrogen permit exceedance. In 2016, we had four environmental incidents, consisting of two ammonia gas releases, one fluoride air permit exceedance and one urea solution spill.

33	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

PHOSPHATE PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
Fertilizer	$117	$108	8	348	274	27	$337	$397	(15)
Feed and Industrial	123	140	(12)	242	238	2	$507	$587	(14)
	240	248	(3)	590	512	15	$407	$485	(16)
Cost of goods sold	(266)	(259)	3				$(452)	$(506)	(11)
Gross margin	(26)	(11)	136				$(45)	$(21)	114
Other miscellaneous and purchased product gross margin [2]	–	1	(100)
Gross Margin	$(26)	$(10)	160				$(44)	$(20)	120
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $1 million (2016 – $2 million) less cost of goods sold $1 million (2016 – $1 million).

	Six Months Ended June 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
Fertilizer	$253	$299	(15)	716	711	1	$354	$421	(16)
Feed and Industrial	257	307	(16)	513	518	(1)	$501	$592	(15)
	510	606	(16)	1,229	1,229	–	$415	$493	(16)
Cost of goods sold	(526)	(579)	(9)				$(428)	$(471)	(9)
Gross margin	(16)	27	n/m				$(13)	$22	n/m
Other miscellaneous and purchased product gross margin [2]	1	2	(50)
Gross Margin	$(15)	$29	n/m				$(12)	$24	n/m
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $2 million (2016 – $3 million) less cost of goods sold $1 million (2016 – $1 million).

n/m = not meaningful

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	34

Phosphate gross margin variance was attributable to:

	Three Months Ended June 30 2017 vs. 2016				Six Months Ended June 30 2017 vs. 2016
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$6	$(23)	$5	$(12)	$–	$(48)	$4	$(44)
Feed and Industrial	–	(19)	16	(3)	(1)	(47)	49	1
Change in product mix	2	(5)	3	–	1	(1)	–	–
Total manufactured product	$8	$(47)	$24	$(15)	$–	$(96)	$53	$(43)
Other miscellaneous and purchased product				(1)				(1)
Total				$(16)				$(44)

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin while ● symbol is neutral):

	Sales Volumes	Net Sales Prices	Cost of Goods Sold
Quarter over Quarter	Sales volumes were higher mainly due to stronger agriculture demand in North America.	Our average realized price was down, as prices for nearly all products decreased, most notably liquid fertilizers.	Feed and industrial was positive as the increase in asset retirement obligations, primarily due to discount rate reductions, was lower than in 2016.

Sulfur costs were down eight percent, decreasing our cost of goods sold.

35	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

	Sales Volumes		Net Sales Prices	Cost of Goods Sold
Year over Year	●	There were no significant changes.	Our average realized price was down, reflecting lower benchmark pricing for all of our products.	In 2016, there was an impairment of property, plant and equipment related to product that the company no longer produces. There was no such impairment in 2017, resulting in a positive cost of goods sold variance in feed and industrial.

Feed and industrial was positive as the increase in asset retirement obligations due to discount rate adjustments was lower than in 2016.

Sulfur costs were down 14 percent, decreasing our cost of goods sold.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	36

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights were as follows:

QUARTER OVER QUARTER

There were no significant changes between 2016 and 2017.

In 2017, there were five recordable injuries, and no lost-time injuries, compared to eight recordable injuries including one lost-time injury in 2016.

There were no significant changes between 2016 and 2017.

In 2017, we experienced no environmental incidents. In 2016 there was one ammonia-to-air release.

In 2017 metered water consumption decreased due to increased rainfall at our White Springs facility compared to 2016 and a new water recycling project. Metered water consumption in 2016 was also higher as certain processes at our White Springs facility continued to need water even when product was not being manufactured.

37	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

YEAR OVER YEAR

There were no significant changes between 2016 and 2017.

In 2017, there were eight recordable injuries, including one lost-time injury, compared to 14 recordable injuries and two lost-time injuries in 2016.

The annualized employee turnover rate rose due to 26 departures in 2017 compared to 20 departures in 2016.

In 2017, we experienced no environmental incidents. In 2016, we had three environmental incidents, consisting of a total suspended solids permit exceedance, a release of ammonia to air and a mercury permit exceedance.

There were no significant changes in water consumption between 2016 and 2017.

OTHER EXPENSES AND INCOME

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Selling and administrative expenses	$(48)	$(55)	$7	(13)	$(98)	$(108)	$10	(9)
Provincial mining and other taxes	(44)	(26)	(18)	69	(78)	(57)	(21)	37
Share of earnings of equity-accounted investees	49	30	19	63	88	49	39	80
Dividend income	4	16	(12)	(75)	12	16	(4)	(25)
Impairment of available-for-sale investment	–	(10)	10	(100)	–	(10)	10	(100)
Other (expense) income	(16)	1	(17)	n/m	(26)	(9)	(17)	189
Finance costs	(61)	(54)	(7)	13	(120)	(106)	(14)	13
Income taxes	62	(24)	86	n/m	49	(56)	105	n/m

n/m = not meaningful

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	38

The most significant contributors to the change in other expenses and income were as follows:

	Quarter over Quarter	Year over Year
Provincial Mining and Other Taxes	Provincial mining and other taxes increased primarily due to stronger potash prices.
Share of Earnings of Equity-Accounted Investees	Share of earnings of equity-accounted investees pertains primarily to SQM and APC. Higher earnings were mainly due to higher earnings at SQM.
Finance Costs	There were no significant changes.

Income Taxes	Income taxes decreased primarily due to a discrete $68 million deferred tax recovery recorded in the second quarter of 2017 as a result of a Saskatchewan income tax rate decrease. As well, significantly lower forecasted annual earnings in the United States contributed to the reduction. For the first six months of 2017, 163 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2016 – 89 percent) and (63) percent related to deferred income taxes (2016 – 11 percent). The decrease in the deferred portion is due to significantly lower forecasted annual earnings in the United States.

	EFFECTIVE TAX RATES AND DISCRETE ITEMS
		Three Months Ended June 30		Six Months Ended June 30
	Dollars (millions), except percentage amounts	2017	2016	2017	2016
	Actual effective tax rate on ordinary earnings	7%	17%	9%	21%
	Actual effective tax rate including discrete items	(44%)	16%	(16%)	22%
	Discrete tax adjustments that impacted the tax rate	$71	$4	$76	$–

OTHER NON-FINANCIAL INFORMATION

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Taxes and royalties [1]	$80	$81	$(1)	(1)	$174	$159	$15	9
[1]	Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

39	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in other non-financial information quarter over quarter and year over year were as follows:

	Quarter over Quarter	Year over Year
Taxes and Royalties	There were no significant changes.	Taxes and royalties increased primarily due to higher provincial mining and other taxes as a result of stronger potash prices. This was partially offset by lower current income taxes as a result of significantly lower forecasted annual earnings in the United States.

FINANCIAL CONDITION REVIEW

STATEMENT OF FINANCIAL POSITION ANALYSIS

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	40

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities
Inventory was higher mainly due to an increase in potash and phosphate finished goods inventory.	Payables and accrued charges were lower mainly due to lower trade payables.

Property, plant and equipment decreased primarily as depreciation exceeded additions.	Deferred income tax liabilities have decreased primarily due to a discrete deferred tax recovery as a result of a Saskatchewan income tax rate decrease.
Investments were impacted by higher fair value of our available-for-sale investment in ICL more than offsetting a decrease in the fair value of our available-for-sale investment in Sinofert and an increase in the value of our equity-accounted investment in SQM more than offsetting a decrease in the value of APC.
Equity
Retained earnings were higher as a result of net income (discussed in more detail on page 22) exceeding dividends declared.
Accumulated other comprehensive loss changed to accumulated other comprehensive income, primarily as a result of the net change in fair value of our available-for-sale investments noted above.

As at June 30, 2017, $73 million (December 31, 2016 – $21 million) of our cash and cash equivalents was held in certain foreign subsidiaries. There are no current plans to repatriate the funds at June 30, 2017 in a manner that would result in tax consequences.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our contractual obligations and other commitments detailed on page 84 of our 2016 AIR summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year and planned (but not legally committed) capital expenditures. There have been no significant changes to these contractual obligations and other commitments or to our planned capital expenditures during the first six months of 2017.

SOURCES AND USES OF CASH

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended June 30				Six Months Ended June 30
Dollars (millions), except percentage amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Cash provided by operating activities	$328	$424	$(96)	(23)	$551	$612	$(61)	(10)
Cash used in investing activities	(130)	(220)	90	(41)	(262)	(466)	204	(44)
Cash used in financing activities	(163)	(135)	(28)	21	(224)	(94)	(130)	138
Increase in Cash and Cash Equivalents	$35	$69	$(34)	$(49)	$65	$52	$13	$25

41	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	42

The most significant contributors to the changes in cash flows were as follows:

	Quarter over Quarter	Year over Year
Cash Provided by Operating Activities

Cash provided by operating activities was impacted by:

•Higher net income in 2017;

•Lower cash inflows from receivables in 2017;

•Higher recovery of deferred income tax; and

•Lower cash outflows on payables and accrued charges in 2017.

Cash provided by operating activities was impacted by:

•Higher net income in 2017;

•Lower cash inflows from receivables in 2017;

•Higher recovery of deferred income tax; and

•Lower cash outflows on payables and accrued charges in 2017.

Cash Used in Investing Activities	Cash used in investing activities was primarily for additions to property, plant and equipment.
Cash Used in Financing Activities	Cash used in financing activities in 2017 was largely the result of repayment of commercial paper and dividends paid. Cash used in financing activities in 2016 was largely the result of dividends paid more than offsetting proceeds from the issuance of commercial paper.	Cash used in financing activities in 2017 was largely the result of repayment of commercial paper and dividends paid. Cash used in financing activities in 2016 was largely the result of dividends paid more than offsetting proceeds from the issuance of commercial paper.

We believe that internally generated cash flow, supplemented by available borrowings under our existing financing sources, if necessary, will be sufficient to meet our anticipated capital expenditures and other cash requirements for at least the next 12 months, inclusive of requirements relating to the Proposed Transaction and our working capital deficiency, but exclusive of any possible acquisitions. At this time, we do not reasonably expect any presently known trend or uncertainty to affect our ability to access our potential sources of liquidity.

43	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

CAPITAL STRUCTURE AND MANAGEMENT

PRINCIPAL DEBT INSTRUMENTS

We use a combination of cash generated from operations and short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility and fixed rates on our senior notes.

During the first half of 2017, there were no significant changes to the nature of our outstanding commercial paper, credit facility, short-term line of credit and uncommitted letter of credit facility described on page 87 in our 2016 AIR. As at June 30, 2017, interest rates on outstanding commercial paper ranged from 1.3 percent to 1.5 percent. (December 31, 2016 – 0.9 percent to 1.1 percent).

The credit facility and line of credit have financial tests and covenants, including consequences of non-compliance, referenced on page 87 of our 2016 AIR, with which we must comply at each quarter-end. We were in compliance with all covenants as at June 30, 2017 and at this time anticipate being in compliance with such covenants through 2017.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at June 30 Dollars (millions), except ratio amounts	Limit			2017
Debt-to-capital ratio [1]	≤	0.65		0.35
Debt of subsidiaries	< $	1,000		$–
Net book value of disposed assets	< $	4,314	[2]	$1

1 Debt-to-capital ratio = debt (short-term debt and current portion of long-term debt + long-term debt) / (debt + shareholders’ equity). This non-IFRS financial measure is a requirement of our debt covenants and should not be considered as a substitute for, nor superior to, measures of financial performance prepared in accordance with IFRS.

2 Limit is 25 percent of the prior year’s year-end total assets.

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

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	June 30 2017	December 31 2016	June 30 2017	December 31 2016
Moody’s	Baa1 (negative)	Baa1 (negative)	P-2	P-2
Standard & Poor’s	BBB+ (stable) [2]	BBB+ (stable)	A-2 [1]	A-2 [1]

[1]	S&P assigned a global commercial paper rating of A-2, but rated our commercial paper A-1 (low) on a Canadian scale.
[2]	Subsequent to June 30, 2017, S&P revised its outlook from stable to negative.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the respective credit rating agency and each rating should be evaluated independently of any other rating.

Our $4,250 million of senior notes were issued under US shelf registration statements. If the Proposed Transaction is completed, a downgrade in the company’s credit ratings below investment-grade would trigger a change in control offer under existing debt securities, except for the senior notes issued in 2016, and the company would be required to make an offer to purchase all, or any part, of the senior notes at 101 percent of the $3,750 million outstanding principal amount of the senior notes to be repurchased, plus accrued and unpaid interest.

For the first six months of 2017, our weighted average cost of capital was 6.8 percent (2016 – 7.4 percent), of which 75 percent represented the cost of equity (2016 – 75 percent).

OUTSTANDING SHARE DATA

	June 30 2017	December 31 2016
Common shares issued and outstanding	840,086,574	839,790,379
Options to purchase common shares outstanding	17,540,468	19,470,014
Share-settled performance share units	959,700	602,740
Number of share-settled compensation plans	9	10

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	44

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are described on page 88 of our 2016 AIR. We do not reasonably expect any presently known trend or uncertainty to affect our ability to continue using these arrangements. Refer to Note 11 to the financial statements in this

Form 10-Q for a contingency related to Canpotex. Refer to page 88 of our 2016 AIR for information pertaining to our guarantees and derivative instruments. See “cash requirements” on page 41 of this Form 10-Q and our 2016 AIR for obligations related to operating leases and certain of our long-term raw materials agreements that contain fixed price and/or volume components.

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions), except as otherwise noted	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Financial Performance
Sales	$1,120	$1,112	$1,058	$1,136	$1,053	$1,209	$1,354	$1,529
Gross margin	255	268	163	190	243	234	386	505
Net income	201	149	46	81	121	75	201	282
Net income per share – basic [1]	0.24	0.18	0.05	0.10	0.14	0.09	0.24	0.34
Net income per share – diluted [1]	0.24	0.18	0.05	0.10	0.14	0.09	0.24	0.34
Non-Financial Performance
Total shareholder return percentage	(4)	(5)	12	2	(3)	2	(15)	(33)
Employee turnover rate (annualized percentage)	4	4	3	3	4	3	3	4
Total recordable injury rate	0.85	0.95	0.74	0.92	0.69	1.15	0.97	1.29
Environmental incidents	3	2	1	5	3	9	8	6

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

In the fourth quarter of 2016, earnings were impacted by a $20 million non-cash impairment charge to property, plant and equipment in the phosphate segment. In the first quarter of 2016, earnings were impacted by a $27 million non-cash impairment charge to property, plant and equipment in the phosphate segment. In the second quarter of 2016, earnings were impacted by $33 million in exit costs related to Canpotex’s Prince Rupert terminal in the potash segment and a $10 million non-cash impairment charge on our available-for-sale investment in Sinofert.

45	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

OTHER FINANCIAL INFORMATION

RELATED PARTY TRANSACTIONS

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies in the first six months of 2017. Certain of these policies, such as long-lived asset impairment, derivative instruments, provisions and contingencies for asset retirement, environmental and other obligations, and capitalization and depreciation of property, plant and equipment, involve critical accounting estimates because they require us to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions, particularly in the current market environment. Impairment sensitivities are described on page 89 of our 2016 AIR.

We have discussed the development, selection and application of our key accounting policies, and the critical accounting estimates and assumptions they involve, with the audit committee of the Board, and the committee reviewed the disclosures described in this Form 10-Q.

RECENT ACCOUNTING CHANGES

Refer to Note 1 to the financial statements in this Form 10-Q for information on issued accounting pronouncements that will be effective in future periods and were effective in 2017. Information on the implementation of IFRS 15, Revenue From Contracts With Customers and IFRS 16, Leases are described on page 89 of our 2016 AIR.

OUTLOOK

POTASH MARKET OUTLOOK

We expect strong potash demand to continue in the second half of 2017 and have increased our anticipated global shipment range to 62-65 million tonnes for 2017, well above the 60 million tonnes shipped last year.

In North America, we had a very successful summer fill program and are now fully committed through the end of September. We believe supportive crop prices and the need to replenish soil nutrients will support consumption through the remainder of the year and continue to anticipate total demand to this market of 9.3-9.8 million tonnes, similar to 2016.

In Latin America, supportive crop economics are expected to maintain a positive demand environment for the remainder of 2017. Following robust first-half deliveries,

we now expect record full-year shipments of 12.0-12.5 million tonnes.

With recently settled contracts in China – including those with Canpotex – we expect strong deliveries in the second half of 2017. We now estimate demand for the full year in the range of 15.5-16.5 million tonnes, above 2016 levels, as nutrient affordability and a move to balanced fertility continue to drive robust consumption.

In India, we anticipate that a good monsoon, agronomic need and increased acreage will offset the impact of lower subsidies. Following strong first-half shipments, we now expect deliveries of 4.0-4.5 million tonnes for the year, above 2016 levels.

In Other Asian markets, we expect healthy palm oil prices, improved moisture conditions and favorable economics for other key crops to support demand for the remainder of 2017. We maintain our estimated shipment range of 9.0-9.5 million tonnes for the full year, higher than last year’s total.

FINANCIAL OUTLOOK

Taking the above market factors into consideration, we have raised the bottom end of our guidance range for potash sales volumes (9.0-9.4 million tonnes) and increased the range for potash gross margin ($650-$850 million). Our estimates include the benefit of the Rocanville capacity audit results, which increased our Canpotex sales entitlement to approximately 55 percent for the second half of 2017.

In nitrogen, we expect recent capacity additions to continue to pressure prices and alter trade flows, keeping margins below those of 2016. In phosphate, we anticipate that challenging market fundamentals will continue to impact prices and our profitability. Given these considerations, we have lowered the top end of our combined nitrogen and phosphate gross margin range and now estimate $150-$300 million in 2017.

With lower annual earnings forecast in the US, we now anticipate an income tax recovery and have adjusted our effective income tax rate to a negative range of 3-6 percent.

We now expect higher provincial mining and other taxes in the range of 19-22 percent of potash gross margin for 2017, primarily due to an increased profit tax forecast resulting from lower estimated capital depreciation.

Income from equity investments is now anticipated in the range of $170-$190 million, above the previous guidance range, largely due to the strength of SQM earnings.

Due to the recent strength of the Canadian dollar, we have revised our full-year foreign exchange rate assumption to CDN$1.32 per US dollar.

Based on these factors, we have maintained our full-year 2017 earnings guidance of $0.45-$0.65 per share, including merger-related costs now expected to be $0.06 per share.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	46

47	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

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

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	48

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 17 and 29 to the 2016 audited annual consolidated financial statements and there were no significant changes as at June 30, 2017.

PRICE RISK

The carrying amount of our investments in ICL and Sinofert was $1,028 million at June 30, 2017 (December 31, 2016 – $937 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $103 million, while a 10 percent decrease would reduce other comprehensive income by $91 million and an impairment of $12 million for our investment in Sinofert would be recognized in net income. At June 30, 2017, this analysis assumed that price decreases related to the company’s investment in ICL would not represent an impairment, and price decreases related to the company’s investment in Sinofert below the carrying amount at the impairment measurement date of June 30, 2016 ($190 million) would represent an impairment and all other variables remain constant.

There were no substantial changes to the price sensitivities related to our natural gas derivatives reported in Note 29 to the 2016 audited annual consolidated financial statements.

As at June 30, 2017, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 36 million MMBtu (December 31, 2016 – swaps was a notional amount of 46 million MMBtu) with maturities in 2017 through 2022.

FOREIGN EXCHANGE RISK

As at June 30, 2017, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of $15 million (December 31, 2016–$21 million) at an average exchange rate of 1.3354 (December 31, 2016–1.3490) per US dollar with maturities in 2017. There were no substantial changes to the foreign exchange sensitivities reported in Note 29 to the 2016 audited annual consolidated financial statements.

INTEREST RATE RISK

As at June 30, 2017, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of June 30, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of June 30, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

49	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

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

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	50

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)

4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)

4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)

4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)

4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)

4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)

4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016

4(p)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.000% Notes due December 15, 2026.	8-K	12/6/2016	4(a)

51	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013

10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013

10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eight Memorandum of Agreement, dated January 1, 2014.	10-Q	9/30/2016

10(d)	Second Amending Agreement dated December 20, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.	10-Q	3/31/2017

10(e)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)

10(f)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10(g)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(h)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10(i)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

10(j)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)

10(k)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)

10(l)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)

10(o)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	52

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(p)	PCS Supplemental Retirement Plan for U.S Executives (as amended and restated and in effect as of January 1, 2016).	10-K	12/31/2015	10(n)

10(q)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10(r)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10(s)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(t)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)

10(u)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)

10(v)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(w)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(x)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(y)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1

10(z)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)

10(aa)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)

10(bb)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)

10(cc)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)

10(dd)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)

10(ee)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan.	8-K	5/11/2016	10.1

10(ff)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Performance Share Unit Agreement (2016-2018 Phased Grant).	8-K	5/11/2016	10.2

10(gg)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Performance Share Unit Agreement.	8-K	5/11/2016	10.3

10(hh)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Option Agreement.	8-K	5/11/2016	10.4

10(ii)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)

10(jj)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)

10(kk)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)

10(ll)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)

10(mm)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)

10(nn)	Form of Company Support Agreement.	8-K	9/12/2016	10.1

10(oo)	Form of Agrium Support Agreement.	8-K	9/12/2016	10.2

10(pp)	Form of Change in Control Agreement between the registrant and certain Canadian executives.	10-Q	9/30/2016

53	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(qq)	Form of Change in Control Agreement, between the registrant and certain U.S. executives.	10-Q	9/30/2016

10(rr)	Letter Agreement, dated January 20, 2016 and revised February 2, 2016, between registrant and Paul E. Dekok.	10-K	12/31/2016

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q	54

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

August 2, 2017	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

August 2, 2017	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

55	PotashCorp 2017 Second Quarter Quarterly Report on Form 10-Q

EXHIBIT INDEX

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)

4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)

4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)

4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)

4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)

4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)

4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016

4(p)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.000% Notes due December 15, 2026.	8-K	12/6/2016	4(a)

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013

10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013

10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eight Memorandum of Agreement, dated January 1, 2014.	10-Q	9/30/2016

10(d)	Second Amending Agreement dated December 20, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.	10-Q	3/31/2017

10(e)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)

10(f)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant.	10-K	12/31/1995	10(o)

10(g)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(h)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10(i)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

10(j)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)

10(k)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)

10(l)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)

10(o)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(p)	PCS Supplemental Retirement Plan for U.S Executives (as amended and restated and in effect as of January 1, 2016).	10-K	12/31/2015	10(n)

10(q)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant.	10-K	12/31/1995

10(r)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant.	10-K	12/31/1995

10(s)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(t)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)

10(u)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)

10(v)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(w)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(x)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(y)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1

10(z)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)

10(aa)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)

10(bb)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)

10(cc)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)

10(dd)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)

10(ee)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan.	8-K	5/11/2016	10.1

10(ff)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Performance Share Unit Agreement (2016-2018 Phased Grant).	8-K	5/11/2016	10.2

10(gg)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Performance Share Unit Agreement.	8-K	5/11/2016	10.3

10(hh)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Option Agreement.	8-K	5/11/2016	10.4

10(ii)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)

10(jj)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)

10(kk)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)

10(ll)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)

10(mm)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)

10(nn)	Form of Company Support Agreement.	8-K	9/12/2016	10.1

10(oo)	Form of Agrium Support Agreement.	8-K	9/12/2016	10.2

10(pp)	Form of Change in Control Agreement between the registrant and certain Canadian executives.	10-Q	9/30/2016

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(qq)	Form of Change in Control Agreement, between the registrant and certain U.S. executives.	10-Q	9/30/2016

10(rr)	Letter Agreement, dated January 20, 2016 and revised February 2, 2016, between registrant and Paul E. Dekok.	10-K	12/31/2016

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.