Form 10-Q
period 2017-09-30
POTASH CORP OF SASKATCHEWAN INC
filed 2017-10-31
CIK 855931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

  Yes  ☐    No   ☑

As at September 30, 2017, Potash Corporation of Saskatchewan Inc. had 840,163,998 Common Shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income

Unaudited	In millions of US dollars except as otherwise noted

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Sales (Note 2)	$1,234	$1,136	$3,466	$3,398
Freight, transportation and distribution	(172)	(154)	(421)	(405)
Cost of goods sold	(832)	(792)	(2,292)	(2,326)
Gross Margin	230	190	753	667
Selling and administrative expenses	(56)	(59)	(154)	(167)
Provincial mining and other taxes	(47)	(31)	(125)	(88)
Share of earnings of equity-accounted investees	33	25	121	74
Dividend income	5	8	17	24
Impairment of available-for-sale investment	–	–	–	(10)
Other (expenses) income (Note 3)	(30)	5	(56)	(4)
Operating Income	135	138	556	496
Finance costs	(60)	(55)	(180)	(161)
Income Before Income Taxes	75	83	376	335
Income tax (expense) recovery (Note 4)	(22)	(2)	27	(58)
Net Income	$53	$81	$403	$277
Net Income per Share
Basic	$0.06	$0.10	$0.48	$0.33
Diluted	$0.06	$0.10	$0.48	$0.33
Weighted Average Shares Outstanding
Basic	840,137,000	839,570,000	840,037,000	838,661,000
Diluted	840,301,000	840,045,000	840,202,000	839,376,000

(See Notes to the Condensed Consolidated Financial Statements)

1	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Comprehensive Income

Unaudited	In millions of US dollars

	Three Months Ended September 30		Nine Months Ended September 30
(Net of related income taxes)	2017	2016	2017	2016
Net Income	$53	$81	$403	$277
Other comprehensive income (loss)
Items that will not be reclassified to net income:
Net actuarial loss on defined benefit plans [1]	–	–	–	(103)
Items that have been or may be subsequently reclassified to net income:
Available-for-sale investments [2]
Net fair value gain (loss) during the period	35	15	128	(88)
Cash flow hedges
Net fair value loss during the period [3]	(1)	(5)	(8)	(2)
Reclassification to income of net loss [4]	9	11	28	39
Other	(1)	–	2	2
Other Comprehensive Income (Loss)	42	21	150	(152)
Comprehensive Income	$95	$102	$553	$125

1 Net of income taxes of $NIL (2016 – $NIL) for the three months ended September 30, 2017 and $NIL (2016 – $60) for the nine months ended September 30, 2017.

2 Available-for-sale investments are comprised of shares in Israel Chemicals Ltd. (“ICL”), Sinofert Holdings Limited (“Sinofert”) and other.

3 Cash flow hedges are comprised of natural gas derivative instruments and treasury lock derivatives and were net of income taxes of $NIL (2016 – $2) for the three months ended September 30, 2017 and $4 (2016 – $NIL) for the nine months ended September 30, 2017.

4 Net of income taxes of $(4) (2016 – $(6)) for the three months ended September 30, 2017 and $(15) (2016 – $(22)) for the nine months ended September 30, 2017.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	2

Condensed Consolidated Statements of Cash Flow

Unaudited	In millions of US dollars

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Operating Activities
Net income	$53	$81	$403	$277
Adjustments to reconcile net income to cash provided by operating activities (Note 5)	237	166	532	631
Changes in non-cash operating working capital (Note 5)	3	48	(91)	(1)
Cash provided by operating activities	293	295	844	907
Investing Activities
Additions to property, plant and equipment	(170)	(191)	(431)	(648)
Other assets and intangible assets	–	(1)	(1)	(10)
Cash used in investing activities	(170)	(192)	(432)	(658)
Financing Activities
Finance costs on long-term debt obligations	–	–	(1)	(4)
(Repayment of) proceeds from short-term debt obligations	(39)	115	(99)	519
Dividends	(84)	(208)	(248)	(727)
Issuance of common shares	–	–	1	25
Cash used in financing activities	(123)	(93)	(347)	(187)
Increase in Cash and Cash Equivalents	–	10	65	62
Cash and Cash Equivalents, Beginning of Period	97	143	32	91
Cash and Cash Equivalents, End of Period	$97	$153	$97	$153
Cash and cash equivalents comprised of:
Cash	$31	$48	$31	$48
Short-term investments	66	105	66	105
	$97	$153	$97	$153

(See Notes to the Condensed Consolidated Financial Statements)

3	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

Condensed Consolidated Statements of Changes in Equity

Unaudited	In millions of US dollars

			Accumulated Other Comprehensive (Loss) Income
	Share Capital	Contributed Surplus	Net unrealized gain (loss) on available-for- sale investments	Net (loss) gain on derivatives designated as cash flow hedges	Net actuarial loss on defined benefit plans		Other	Total Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity [1]
Balance – December 31, 2016	$1,798	$222	$43	$(60)	$–	[2]	$(8)	$(25)	$6,204	$8,199
Net income	–	–	–	–	–		–	–	403	403
Other comprehensive income	–	–	128	20	–		2	150	–	150
Dividends declared	–	–	–	–	–		–	–	(252)	(252)
Effect of share-based compensation including issuance of common shares	2	6	–	–	–		–	–	–	8
Shares issued for dividend reinvestment plan	5	–	–	–	–		–	–	–	5
Balance – September 30, 2017	$1,805	$228	$171	$(40)	$–	[2]	$(6)	$125	$6,355	$8,513
Balance – December 31, 2015	$1,747	$230	$77	$(117)	$–	[2]	$(10)	$(50)	$6,455	$8,382
Net income	–	–	–	–	–		–	–	277	277
Other comprehensive (loss) income	–	–	(88)	37	(103)		2	(152)	–	(152)
Dividends declared	–	–	–	–	–		–	–	(506)	(506)
Effect of share-based compensation including issuance of common shares	35	(1)	–	–	–		–	–	–	34
Shares issued for dividend reinvestment plan	13	–	–	–	–		–	–	–	13
Transfer of net actuarial loss on defined benefit plans	–	–	–	–	103		–	103	(103)	–
Balance – September 30, 2016	$1,795	$229	$(11)	$(80)	$–	[2]	$(8)	$(99)	$6,123	$8,048

1 All equity transactions were attributable to common shareholders.

2 Any amounts incurred during a period are closed out to retained earnings at each period-end. Therefore, no balance exists at the beginning or end of period.

(See Notes to the Condensed Consolidated Financial Statements)

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	4

Condensed Consolidated Statements of Financial Position

Unaudited	In millions of US dollars except as otherwise noted

As at	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$97	$32
Receivables	617	545
Inventories (Note 6)	753	768
Prepaid expenses and other current assets	55	49
	1,522	1,394
Non-current assets
Property, plant and equipment	13,179	13,318
Investments in equity-accounted investees	1,176	1,173
Available-for-sale investments	1,068	940
Other assets	237	250
Intangible assets	169	180
Total Assets	$17,351	$17,255

(See Notes to the Condensed Consolidated Financial Statements)

	September 30, 2017	December 31, 2016
Liabilities
Current liabilities
Short-term debt and current portion of long-term debt	$785	$884
Payables and accrued charges	715	772
Current portion of derivative instrument liabilities	35	41
	1,535	1,697
Non-current liabilities
Long-term debt	3,709	3,707
Derivative instrument liabilities	38	56
Deferred income tax liabilities	2,375	2,463
Pension and other post-retirement benefit liabilities	492	443
Asset retirement obligations and accrued environmental costs	632	643
Other non-current liabilities and deferred credits	57	47
Total Liabilities	8,838	9,056
Shareholders’ Equity
Share capital (Note 7)	1,805	1,798
Contributed surplus	228	222
Accumulated other comprehensive income (loss)	125	(25)
Retained earnings	6,355	6,204
Total Shareholders’ Equity	8,513	8,199
Total Liabilities and Shareholders’ Equity	$17,351	$17,255

(See Notes to the Condensed Consolidated Financial Statements)

5	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

Notes to the Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2017

Unaudited	In millions of US dollars except as otherwise noted

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

These interim financial statements were authorized by the audit committee of the Board of Directors for issue on October 31, 2017.

Standards, Amendments and Interpretations Effective and Applied

The International Accounting Standards Board (“IASB”) and International Financial Reporting Interpretations Committee (“IFRIC”) have issued the following standards and amendments or interpretations to existing standards that were effective and applied by the company.

Standard	Description	Impact
Amendments to IAS 7, Statement of Cash Flows	Issued to require a reconciliation of the opening and closing liabilities that form part of an entity’s financing activities, including both changes arising from cash flows and non-cash changes.	Adopted prospectively effective January 1, 2017, with required disclosures included in Note 5.
Amendments to IAS 12, Income Taxes	Issued to clarify the requirements on recognition of deferred tax assets for unrealized losses on debt instruments measured at fair value.	Adopted effective January 1, 2017, with no change to the company’s interim financial statements. No changes are expected to the company’s annual consolidated financial statements.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	6

Standards, Amendments and Interpretations Not Yet Effective and Not Applied

The IASB and IFRIC have issued the following standards and amendments or interpretations to existing standards that were not yet effective and not applied as at September 30, 2017. The company does not anticipate early adoption of these standards at this time.

Standard	Description	Expected Impact	Effective Date [1]
IFRS 15, Revenue From Contracts With Customers	Issued to provide guidance on the recognition of revenue from contracts with customers, including multiple-element arrangements and transactions not previously addressed comprehensively and to enhance disclosures about revenue.	Based on the company’s preliminary assessment, the impact of the standard on the amount of revenue recognized in a year is not expected to be significant. While the financial impact of the standard continues to be assessed, the company anticipates additional disclosures, including remaining performance obligations and anticipated timing of revenue recognition.	January 1, 2018, applied retrospectively with certain practical expedients available.
IFRS 9, Financial Instruments	Issued to replace IAS 39, providing guidance on the classification, measurement and disclosure of financial instruments and introducing a new hedge accounting model.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, applied retrospectively with certain exceptions.
Amendments to IFRS 2, Share-Based Payment	Issued to provide clarification on the classification and measurement of share-based transactions. Specifically, accounting for cash-settled share-based transactions, share-based payment transactions with a net settlement feature and modifications of share-based payment transactions that change classification from cash-settled to equity settled.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2018, with the option of retrospective or prospective application.
IFRS 16, Leases	Issued to supersede IAS 17, IFRIC 4, SIC-15 and SIC-27, providing the principles for the recognition, measurement, presentation and disclosure of leases. Lessees will be required to recognize assets and liabilities for the rights and obligations created by leases. Lessors will continue to classify leases using a similar approach to that of the superseded standards but with enhanced disclosure to improve information about a lessor’s risk exposure, particularly to residual value risk.	The company is reviewing the standard to determine the potential impact.	January 1, 2019, applied retrospectively with certain practical expedients available.
IFRIC 23, Uncertainty Over Income Tax Treatments	Issued to provide guidance on recognition and measurement of uncertain income tax treatments.	The company is reviewing the standard to determine the potential impact, if any.	January 1, 2019, applied retrospectively with certain practical expedients available.
IFRS 17, Insurance Contracts	Issued to replace IFRS 4, providing guidance for the recognition, measurement, presentation and disclosure of insurance contracts giving consideration to: substantive rights and obligations arising from a contract, law or regulation; enforceable rights and obligations in a contract; and whether contracts are written, oral or implied by customary business practices.	Although the company does not underwrite insurance contracts, all significant contracts will be reviewed under the scope of the standard to determine the potential impact, if any.	January 1, 2021, applied retrospectively with certain practical expedients available.

1 Effective date for annual periods beginning on or after the stated date.

7	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

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

	Three Months Ended September 30, 2017
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$595	$288	$351	$–	$1,234
Freight, transportation and distribution – third party	(85)	(33)	(54)	–	(172)
Net sales – third party	510	255	297	–
Cost of goods sold – third party	(256)	(240)	(336)	–	(832)
Margin (cost) on inter-segment sales [1]	–	6	(6)	–	–
Gross margin	254	21	(45)	–	230

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(72)	(47)	(52)	(9)	(180)
Impairment of property, plant and equipment	–	–	(29)	–	(29)

Assets	9,811	2,502	2,250	2,788	17,351
Cash outflows for additions to property, plant and equipment	56	70	43	1	170

1 Inter-segment net sales were $15.

	Three Months Ended September 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$453	$333	$350	$–	$1,136
Freight, transportation and distribution – third party	(73)	(28)	(53)	–	(154)
Net sales – third party	380	305	297	–
Cost of goods sold – third party	(274)	(243)	(275)	–	(792)
Margin (cost) on inter-segment sales [1]	–	7	(7)	–	–
Gross margin	106	69	15	–	190

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(59)	(53)	(53)	(18)	(183)

Assets	9,752	2,496	2,350	2,753	17,351
Cash outflows for additions to property, plant and equipment	94	44	54	(1)	191

1 Inter-segment net sales were $14.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	8

	Nine Months Ended September 30, 2017
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$1,485	$1,047	$934	$–	$3,466
Freight, transportation and distribution – third party	(199)	(97)	(125)	–	(421)
Net sales – third party	1,286	950	809	–
Cost of goods sold – third party	(659)	(789)	(844)	–	(2,292)
Margin (cost) on inter-segment sales [1]	–	25	(25)	–	–
Gross margin	627	186	(60)	–	753

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(183)	(144)	(166)	(27)	(520)
Impairment of property, plant and equipment	–	–	(29)	–	(29)

Assets	9,811	2,502	2,250	2,788	17,351
Cash outflows for additions to property, plant and equipment	137	143	145	6	431

1 Inter-segment net sales were $54.

	Nine Months Ended September 30, 2016
	Potash	Nitrogen	Phosphate	All Others	Consolidated
Sales – third party	$1,227	$1,144	$1,027	$–	$3,398
Freight, transportation and distribution – third party	(196)	(88)	(121)	–	(405)
Net sales – third party	1,031	1,056	906	–
Cost of goods sold – third party	(714)	(777)	(835)	–	(2,326)
Margin (cost) on inter-segment sales [1]	–	27	(27)	–	–
Gross margin	317	306	44	–	667

Items included in cost of goods sold, selling and administrative expenses or other expenses:
Depreciation and amortization	(159)	(159)	(165)	(35)	(518)
Share of Canpotex’s [2] Prince Rupert project exit costs	(33)	–	–	–	(33)
Termination benefit costs	(32)	–	–	–	(32)
Impairment of property, plant and equipment	–	–	(27)	–	(27)

Assets	9,752	2,496	2,350	2,753	17,351
Cash outflows for additions to property, plant and equipment	259	178	142	69	648

1 Inter-segment net sales were $48.

2 Canpotex Limited (“Canpotex”).

9	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

3. Other (Expenses) Income

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Foreign exchange (loss) gain	$(14)	$5	$(22)	$(14)
Proposed Transaction costs (Note 13)	(10)	–	(33)	–
Other (expenses) income	(6)	–	(1)	10
	$(30)	$5	$(56)	$(4)

4. Income Tax (Expense) Recovery

A separate estimated average annual effective tax rate was determined for each taxing jurisdiction and applied individually to the interim period pre-tax income of each jurisdiction.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017		2016
Income tax (expense) recovery	$(22)	$(2)	$27		$(58)
Actual effective tax rate on ordinary earnings	17%	16%	10%		20%
Actual effective tax rate including discrete items	29%	2%	(7%	)	17%
Discrete tax adjustments that impacted the tax rate	$(9)	$11	$67		$11

Significant items to note include the following:

•	The actual effective tax rate on ordinary earnings decreased for the nine months ended September 30, 2017 compared to the same period last year due to different weightings between jurisdictions, most notably a decline in the United States partially offset by an increase in Canada.

•	In the second quarter of 2017, a discrete deferred tax recovery of $68 was recorded as a result of a Saskatchewan income tax rate decrease. This decreased the actual effective tax rate including discrete items for the nine months ended September 30, 2017 by 18 percentage points.

•	In the second quarter of 2016, a $10 discrete non-tax deductible impairment of the company’s available-for-sale investment in Sinofert was recorded. This increased the actual effective tax rate including discrete items for the nine months ended September 30, 2016 by one percentage point.

Income tax balances within the condensed consolidated statements of financial position were comprised of the following:

Income Tax Assets (Liabilities)	Statements of Financial Position Location	September 30, 2017	December 31, 2016
Current income tax assets
Current	Receivables	$29	$41
Non-current	Other assets	59	67
Deferred income tax assets	Other assets	10	10
Total income tax assets		$98	$118
Current income tax liabilities
Current	Payables and accrued charges	$(2)	$(25)
Non-current	Other non-current liabilities and deferred credits	(48)	(43)
Deferred income tax liabilities	Deferred income tax liabilities	(2,375)	(2,463)
Total income tax liabilities		$(2,425)	$(2,531)

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	10

5. Consolidated Statements of Cash Flow

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Reconciliation of cash provided by operating activities
Net income	$53	$81	$403	$277
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	180	183	520	518
Impairment of property, plant and equipment	29	–	29	27
Net distributed (undistributed) earnings of equity-accounted investees	1	(23)	(1)	21
Impairment of available-for-sale investment	–	–	–	10
Share-based compensation	2	3	9	8
(Recovery of) provision for deferred income tax	(3)	6	(99)	5
Pension and other post-retirement benefits	17	8	50	36
Asset retirement obligations and accrued environmental costs	1	(12)	3	13
Other long-term liabilities and miscellaneous	10	1	21	(7)
Subtotal of adjustments	237	166	532	631
Changes in non-cash operating working capital
Receivables	(126)	(66)	(88)	79
Inventories	72	63	14	20
Prepaid expenses and other current assets	11	6	(3)	9
Payables and accrued charges	46	45	(14)	(109)
Subtotal of changes in non-cash operating working capital	3	48	(91)	(1)
Cash provided by operating activities	$293	$295	$844	$907
Supplemental cash flow disclosure
Interest paid	$30	$31	$133	$124
Income taxes paid (recovered)	$14	$(3)	$67	$43

The following is a summary of changes in liabilities arising from financing activities:

	December 31, 2016	Cash Flows [1]	Non-cash Changes	September 30, 2017
Short-term debt and current portion of long-term debt [1]	$884	$(99)	$–	$785
Long-term debt	3,707	(1)	3	3,709
Total liabilities from financing activities	$4,591	$(100)	$3	$4,494

1 Cash inflows and cash outflows arising from short-term debt transactions are presented on a net basis.

11	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

6. Inventories

	September 30, 2017	December 31, 2016
Finished products	$217	$269
Intermediate products	201	174
Raw materials	73	75
Materials and supplies	262	250
	$753	$768

The following items affected cost of goods sold during the period:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Expensed inventories before the following items	$756	$739	$2,101	$2,038
Reserves, reversals and writedowns of inventories	11	2	44	21
	$767	$741	$2,145	$2,059

The carrying amount of inventory recorded at net realizable value was $79 as at September 30, 2017 (December 31, 2016 – $47), with the remaining inventory recorded at cost.

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

Issued

	Number of Common Shares	Consideration
Balance – December 31, 2016	839,790,379	$1,798
Issued under option plans	114,900	2
Issued for dividend reinvestment plan	258,719	5
Balance – September 30, 2017	840,163,998	$1,805

Dividends Declared

The company declared dividends per share of $0.10 (2016 – $0.10) during the three months ended September 30, 2017 and $0.30 (2016 – $0.60) during the nine months ended September 30, 2017.

Under the terms of the agreement governing the Proposed Transaction, as described in Note 13, the company is permitted to pay quarterly dividends up to but not in excess of levels existing at the time of signing such agreement.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	12

8. Share-Based Compensation

During the three and nine months ended September 30, 2017, the company issued stock options and performance share units (“PSUs”) to eligible employees under the 2016 Long-Term Incentive Plan (“LTIP”). Information on stock options and PSUs is summarized below:

	LTIP		Expense for all employee share-based compensation plans
	Units Granted in 2017	Units Outstanding as at September 30, 2017	Three Months Ended September 30		Nine Months Ended September 30
			2017	2016	2017	2016
Stock options	1,482,829	4,503,104	$1	$2	$6	$8
Share-settled PSUs	555,918	935,570	2	1	4	3
Cash-settled PSUs	858,684	1,561,678	6	3	8	7
			$9	$6	$18	$18

Weighted average grant date fair value per unit for stock options and share-settled PSUs granted during 2017 was $4.36 and $19.93, respectively.

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

Performance Share Units

PSUs granted under the LTIP in 2017 vest based on the achievement of performance metrics, over three years, comprising 1) the relative ranking of the company’s total shareholder return compared with a specified peer group using a Monte Carlo simulation and 2) the outcome of the company’s cash flow return on investment compared with its weighted average cost of capital. Compensation cost is measured based on 1) the grant date fair value of the units, adjusted for the company’s best estimate of the outcome of non-market vesting conditions 1 at the end of each period for share-settled PSUs and 2) period-end fair value of the awards for cash-settled PSUs. PSUs granted under the LTIP settle in shares for grantees who are subject to the company’s share ownership guidelines and in cash for all other grantees.

1 The company’s cash flow return on investment compared with its weighted average cost of capital is a non-market vesting condition as performance is not tied to the company’s share price or relative share price.

13	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

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

Financial Instruments Measured at Amortized Cost	Fair Value Method
Receivables, short-term debt and payables and accrued charges	Carrying amount (approximation to fair value assumed due to short-term nature).
Long-term debt senior notes	Quoted market prices (Level 1 or 2 depending on the market liquidity of the debt).
Other long-term debt instruments	Carrying amount.

Presented below is a comparison of the fair value of the company’s senior notes to their carrying values.

	September 30, 2017		December 31, 2016
	Carrying Amount of Liability [1]	Fair Value of Liability	Carrying Amount of Liability [1]	Fair Value of Liability
Long-term debt senior notes	$4,205	$4,530	$4,202	$4,384
[1]	Includes net unamortized debt issue costs.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	14

The following table presents the company’s fair value hierarchy for financial assets and financial liabilities carried at fair value on a recurring basis:

		Fair Value Measurements at Reporting Dates Using:
	Carrying Amount of Asset (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1) [1]	Significant Other Observable Inputs (Level 2) [1,2]
September 30, 2017
Derivative instrument assets
Natural gas derivatives	$8	$–	$8
Available-for-sale investments [3]	1,068	1,068	–
Derivative instrument liabilities
Natural gas derivatives	(73)	–	(73)
December 31, 2016
Derivative instrument assets
Natural gas derivatives	$6	$–	$6
Available-for-sale investments [3]	940	940	–
Derivative instrument liabilities
Natural gas derivatives	(97)	–	(97)
[1]	During the nine months ended September 30, 2017 and twelve months ended December 31, 2016, there were no transfers between Level 1 and Level 2. The company’s policy is to recognize transfers at the end of the reporting period.
[2]	During the nine months ended September 30, 2017 and twelve months ended December 31, 2016, there were no amounts categorized as Level 3.
[3]	Available-for-sale investments are comprised of shares in ICL, Sinofert and other.

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

11. Contingencies and Other Matters

Canpotex

PCS is a shareholder in Canpotex, which markets Canadian potash offshore. Should any operating losses or other liabilities be incurred by Canpotex, the shareholders have contractually agreed to reimburse it for such losses or liabilities in proportion to each shareholder’s productive capacity. Through September 30, 2017, there were no such operating losses or other liabilities.

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

Nitrogen and Phosphate

•

The US Environmental Protection Agency (“USEPA”) has identified PCS Nitrogen, Inc. (“PCS Nitrogen”) as a potentially responsible party at the Planters Property or Columbia Nitrogen site in Charleston, South Carolina (the “Charleston Site”). PCS Nitrogen is subject to a final judgment by the US District Court for the District of South Carolina allocating 30 percent of the liability for response costs at the Charleston Site to PCS Nitrogen, as well as a proportional share of any costs that cannot be recovered from another responsible party. In December 2013, the USEPA issued an order to PCS Nitrogen and four other respondents requiring them jointly and severally to conduct certain cleanup work at the Charleston Site and reimburse the USEPA’s costs for overseeing that work. PCS Nitrogen is currently performing

15	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

the work required by the USEPA order. The USEPA also has requested reimbursement of approximately $3 of previously incurred response costs. The ultimate amount of liability for PCS Nitrogen depends upon, among other factors, the final outcome of litigation to impose liability on additional parties, the amount needed for remedial activities, the ability of other parties to pay and the availability of insurance.

•	PCS Phosphate has been identified as a responsible party at the Ward Transformer Superfund Site in Raleigh, North Carolina (the “Raleigh Site”). In the past, PCS Phosphate worked with certain other responsible parties to address PCB soil contamination at the Raleigh Site pursuant to an agreement with the USEPA. The response actions are nearly complete at an estimated cost of $80, including anticipated remaining work on the Raleigh Site. The USEPA also sought remediation in certain downstream areas that are referred to as “Operable Unit 1.” PCS Phosphate signed a Consent Decree with the USEPA for Operable Unit 1 in September 2016 that is not expected to require PCS Phosphate to incur any additional remediation costs. Litigation for the recovery of incurred cleanup costs was resolved through mediation and entry of the Consent Decree.

•	In 1996, PCS Nitrogen Fertilizer, L.P. (“PCS Nitrogen Fertilizer”), then known as Arcadian Fertilizer, L.P., entered into a Consent Order (the “Order”) with the Georgia Environmental Protection Division (“GEPD”) in conjunction with PCS Nitrogen Fertilizer’s acquisition of real property in Augusta, Georgia. Under the Order, PCS Nitrogen Fertilizer is required to perform certain activities to investigate and, if necessary, implement corrective measures for substances in soil and groundwater. The investigation has proceeded and the results have been presented to the GEPD. Two interim corrective measures for substances in groundwater have been proposed by PCS Nitrogen Fertilizer and approved by the GEPD. PCS Nitrogen Fertilizer is implementing the approved interim corrective measures, which may be modified by PCS Nitrogen Fertilizer from time to time, but it is unable to estimate with reasonable certainty the total cost of its correction action obligations under the Order at this time.

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

•	In August 2015, the USEPA finalized amendments to the hazardous air pollutant emission standards for phosphoric acid manufacturing and phosphate fertilizer production (“Final Rule”). The Final Rule includes certain new requirements for monitoring and emissions that are infeasible for the company to satisfy in a timely manner. As a result, in October 2015, the company petitioned the USEPA to reconsider certain aspects of the Final Rule and separately asked the US Court of Appeals for the District of Columbia Circuit to review the Final Rule. Subsequent to these requests, required emissions testing at our Aurora facility in 2016 indicated alleged exceedances of the mercury emission limits that were established by the Final Rule. The company has communicated with the relevant agencies about this issue and supplemented its filings with the USEPA and the court to include reconsideration and review of the mercury emission limits. The facility also entered into an agreed order with the North Carolina Department of Environmental Quality in November 2016 to resolve the alleged mercury exceedances and provide a plan and schedule for evaluating alternative compliance strategies. In September 2017, the USEPA issued amendments to the Final Rule to address certain monitoring requirements raised in the company’s request for reconsideration. The company is evaluating the amendments, which do not address the mercury emission limits, before determining whether to proceed with the court action, which is being held in abeyance pending the outcome of the USEPA reconsideration proceeding. Given the pending legal issues and the company’s evaluation of alternative compliance strategies, the resulting cost of compliance with the various provisions of the Final Rule cannot be predicted with reasonable certainty at this time.

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

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	16

government announced a national plan to put a price of $10 per tonne on carbon emissions beginning in 2018 and increasing by $10 per tonne each year through 2022, to be implemented either through a carbon tax or a cap and trade program at the election of each province. The Province of Saskatchewan is considering various alternative approaches to address the national plan. Other countries where the company operates have not at this time announced similar regulatory plans that would appear to have a significant impact on company operations. The company is monitoring these developments and their future effect on its operations cannot be determined with certainty at this time.

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

12. Related Party Transactions

The company sells potash from its Canadian mines for use outside Canada and the US exclusively to Canpotex. Sales are at prevailing market prices and are settled on normal trade terms. Sales to Canpotex for the three months ended September 30, 2017 were $289 (2016 – $221) and the nine months ended September 30, 2017 were $763 (2016 – $559). At September 30, 2017, $150 (December 31, 2016 – $141) was owing from Canpotex.

13. Proposed Transaction with Agrium Inc.

On September 11, 2016, the company entered into an Arrangement Agreement with Agrium Inc. (“Agrium”) pursuant to which the company and Agrium have agreed to combine their businesses (the “Proposed Transaction”) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act. On November 3, 2016, the Proposed Transaction was overwhelmingly approved by shareholders of both companies. On November 7, 2016, the Ontario Superior Court of Justice issued a final order approving the Proposed Transaction. The companies have since received unconditional regulatory clearance in Canada, Brazil and Russia and conditional approval from India requiring PotashCorp’s commitment to divest its minority shareholdings in Arab Potash Company (“APC”), ICL and Sociedad Quimica y Minera de Chile S.A. (“SQM”) within a period of 18 months from October 18, 2017. The regulatory review and approval process continues in the U.S. and China. Upon the closing of the Proposed Transaction, the new parent company will be named Nutrien Ltd. (“Nutrien”). The Proposed Transaction is currently anticipated to be completed by the end of the fourth quarter of 2017 and is subject to customary closing conditions, including remaining regulatory approvals.

Upon the closing of the Proposed Transaction, the company and Agrium will become indirect, wholly owned subsidiaries of Nutrien. PotashCorp shareholders will own approximately 52 percent of Nutrien, and Agrium shareholders will own approximately 48 percent.

17	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in US dollars)

The following discussion and analysis is the responsibility of management and is as at October 31, 2017. The Board of Directors (Board) carries out its responsibility for review of this disclosure principally through its audit committee, comprised exclusively of independent directors. The audit committee reviews and, prior to its publication, approves this disclosure, pursuant to the authority delegated to it by the Board. The term “PCS” refers to Potash Corporation of Saskatchewan Inc. and the terms “we,” “us,” “our,” “PotashCorp” and “the company” refer to PCS and, as applicable, PCS and its direct and indirect subsidiaries as a group. Additional information relating to PotashCorp (which, except as otherwise noted, is not incorporated by reference herein), including our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K), can be found on SEDAR at www.sedar.com and on EDGAR at www.sec.gov. The company is a foreign private issuer under the rules and regulations of the US Securities and Exchange Commission (the SEC); however, it currently files voluntarily on the SEC’s domestic forms.

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

Financially, we prioritize earnings growth and investment opportunities in potash, while complementing that business with other best-in-class assets. Our strategic priorities, depicted below and described in further detail along with key target metrics on pages 30 to 47 in our 2016 AIR, did not change through the third quarter of 2017.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	18

PENDING MERGER OF EQUALS WITH AGRIUM INC.

During the third quarter of 2016, PotashCorp entered into an Arrangement Agreement (the Arrangement Agreement) with Agrium Inc. (Agrium) to combine their businesses (the Proposed Transaction) in a merger of equals transaction to be implemented by way of a plan of arrangement under the Canada Business Corporations Act. During the third quarter of 2017, the Canadian Competition Bureau approved the Proposed Transaction. In October 2017, a conditional approval was obtained from India requiring the companies’ commitment to divest three of PotashCorp’s minority shareholdings. From a regulatory standpoint, we continue to cooperate with the various enforcement agencies in their reviews. We have received unconditional regulatory clearances in Canada, Brazil and Russia and a conditional approval from India. We continue to work on obtaining approval from China and the US.

The creation of Nutrien Ltd. (Nutrien) pursuant to the Proposed Transaction is designed to: 1) bring together world-class nutrient production assets and retail distribution, providing an integrated platform with multiple paths for growth; 2) create up to $500 million of annual run-rate operating synergies within 24 months of closing; 3) enhance financial flexibility through the use of a strong balance sheet and improved cash flows, enabling the support of growth initiatives and shareholder returns; and 4) leverage best-in-class leadership and governance through the combination of two experienced teams that are focused on creating long-term value.

For further discussion of the Proposed Transaction, please refer to Note 13 of the financial statements in this Form 10-Q, our Current Reports on Form 8-K and the documents filed therewith, filed with the SEC on September 12, 2016 and on October 6, 2016 and the various filings with Canadian provincial securities commissions, including the joint information circular of PCS and Agrium dated October 3, 2016.

RISK

In our 2016 AIR, we provide an overview of our approach to risk (page 28), explain how we use a risk management-ranking methodology to assess the key risks specific to our company (page 49) and provide a description of, management approach to, and any significant developments for, each key risk (pages 50 to 55).

Our risk-ranking matrix, in terms of residual severity of consequence and likelihood, is displayed below.

19	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

Key risks with rankings unchanged from our 2016 AIR are as follows:

Risk	Risk Ranking	Associated Strategies [1]	Risk	Risk Ranking	Associated Strategies [1]
Extreme loss	B		International operations and non-operated investments	C
Offshore potash sales and distribution	B		Safety, health and security	C
Competitive supply	B		Stakeholder support for our business plans	C
Global potash demand	B		Sustaining growth	C
Cyber security	C		Trinidad natural gas supply	C
Environment	C		Capital management	D

Key risk with ranking that has changed since our 2016 AIR is as follows:

Risk	Risk Ranking	Associated Strategies [1]	Developments
Realization of asset values	C		The overall risk ranking has increased from D to C. We expect to perform an assessment of certain aspects of our operations in the fourth quarter of 2017, the outcome of which could result in us not being able to recover all or a portion of our investment in certain assets.

1 Brighter sections indicate the strategic priority (described on page 18 of this Form 10-Q) impacted by the risk. Faded sections mean the strategic priority is not significantly affected by the risk.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	20

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

Strategic Priority	Representative 2017 Annual Target	Performance to September 30, 2017
Portfolio & Return Optimization	Exceed total shareholder return (TSR) performance for our sector and the DAXglobal Agribusiness Index.	PotashCorp’s TSR was 9 percent in the first nine months of 2017 compared to our sector’s weighted average return based on market capitalization[1] of 18 percent and the DAXglobal Agribusiness Index weighted average return (based on market capitalization) of 11 percent.
Operational Excellence	Achieve a 95 percent ammonia reliability rate for our nitrogen division.	Our ammonia reliability rate was 94 percent for the first nine months of 2017.
People Development	Maintain an annual employee turnover rate of 5 percent or less.	Employee turnover rate on an annualized basis for the first nine months of 2017 was 4 percent.
Safety & Health Excellence	Achieve zero life-altering injuries at our sites.	There were no life-altering injuries at our sites during the first nine months of 2017.

	Reduce total site recordable injury rate to 0.75 (or lower) and total lost-time injury rate to 0.07 (or lower).	During the first nine months of 2017, total site recordable injury rate was 0.85 and total lost-time injury rate was 0.12.
Environmental Excellence	By 2018, reduce environmental incidents (releases, permit excursions and spills) by 40 percent from 2014 levels.	Annualized total environmental incidents were down 67 percent through the first nine months of 2017 compared to 2014 annual levels. Compared to the first nine months of 2016, total reportable incidents were down 65 percent.

1 TSRs are based on the currencies of the primary exchanges in which the relevant shares are traded.

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

REVISED ANNUAL EARNINGS GUIDANCE 1 AND FIRST NINE MONTHS 2017 RESULTS

	Revised Annual Guidance [1]	First Nine Months Actual Results
Earnings per share	$ 0.48 – $ 0.54	$ 0.48

1 Revised on October 26, 2017.

21	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

OVERVIEW OF ACTUAL RESULTS

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except per-share amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Sales	$1,234	$1,136	$98	9	$3,466	$3,398	$68	2
Gross margin	230	190	40	21	753	667	86	13
Operating income	135	138	(3)	(2)	556	496	60	12
Net income	53	81	(28)	(35)	403	277	126	45
Net income per share – diluted	0.06	0.10	(0.04)	(40)	0.48	0.33	0.15	45
Other comprehensive income (loss)	42	21	21	100	150	(152)	302	n/m

n/m = not meaningful

Earnings in the third quarter of 2017 were lower than the same period of 2016 due primarily to higher gross margin in potash being more than offset by lower gross margins in nitrogen and phosphate, higher income tax expense and other expenses (other income in 2016). Earnings in the first nine months of 2017 were higher than the same period of 2016 due primarily to higher gross margin in potash and income tax recovery in 2017, compared to income tax expenses in 2016, which more than offset lower gross margins in nitrogen and phosphate and higher other expenses relating to the Proposed Transaction.

Global potash prices improved for the fifth consecutive quarter as agronomic need and affordability led to strong demand in all major markets. Shipments to China and India accelerated following contract settlements early in the third quarter while deliveries to Latin America continued at a record pace. In North America, dealers worked to position product in anticipation of a strong fall application season, leading to elevated shipment levels.

In nitrogen, tighter market fundamentals late in the quarter supported a recovery in prices from multi-year lows. This was most evident in urea markets, where seasonally strong demand and lower Chinese exports led to higher prices. Ammonia and UAN prices also strengthened, but remained volatile and well below 2016’s third quarter levels, as new expansions began to ramp up, most notably in the US.

Phosphate fertilizer markets witnessed moderate appreciation during the quarter, supported by stronger engagement from India and weather-related supply outages that offset the impact of competition from increased Chinese exports. While prices for industrial products were relatively flat during the quarter, feed prices remained under pressure due to the impact of increased supply from offshore producers, keeping them well below prior-year levels.

Other comprehensive income for the third quarter of 2017 was primarily the result of an increase in the fair value of our investment in Sinofert Holdings Limited (Sinofert) more than offsetting a decrease in the fair value of our investment in Israel Chemicals Ltd. (ICL). Other comprehensive income for the first nine months of 2017 was primarily the result of increases in the fair values of our investments in ICL and Sinofert. Other comprehensive income for the third quarter of 2016 was primarily the result of increases in the fair value of our investments in ICL and Sinofert. Other comprehensive loss for the first nine months of 2016 was primarily impacted by a net actuarial loss resulting from a remeasurement of our defined benefit plans and decreases in the fair value of our investments in ICL and Sinofert.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	22

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

23	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

POTASH PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
North America	$220	$158	39	1,123	1,019	10	$195	$155	26
Offshore	290	221	31	1,727	1,511	14	$168	$146	15
	510	379	35	2,850	2,530	13	$179	$150	19
Cost of goods sold	(252)	(269)	(6)				$(89)	$(106)	(16)
Gross margin	258	110	135				$90	$44	105
Other miscellaneous and purchased product gross margin [2]	(4)	(4)	–
Gross Margin	$254	$106	140				$89	$42	112
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $NIL (2016 – $1 million) less cost of goods sold $4 million (2016 – $5 million).

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
North America	$518	$463	12	2,633	2,647	(1)	$197	$175	13
Offshore	764	561	36	4,756	3,788	26	$161	$148	9
	1,282	1,024	25	7,389	6,435	15	$173	$159	9
Cost of goods sold	(641)	(690)	(7)				$(87)	$(107)	(19)
Gross margin	641	334	92				$86	$52	65
Other miscellaneous and purchased product gross margin [2]	(14)	(17)	(18)
Gross Margin	$627	$317	98				$85	$49	73
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $4 million (2016 – $7 million) less cost of goods sold $18 million (2016 – $24 million).

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	24

Potash gross margin variance was attributable to:

	Three Months Ended September 30 2017 vs. 2016				Nine Months Ended September 30 2017 vs. 2016
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
North America	$8	$42	$26	$76	$(1)	$57	$80	$136
Offshore	9	38	25	72	60	60	51	171
Change in market mix	(3)	3	–	–	7	(11)	4	–
Total manufactured product	$14	$83	$51	$148	$66	$106	$135	$307
Other miscellaneous and purchased product				–				3
Total				$148				$310

Sales to major offshore markets by Canpotex 1 were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	Percentage of Sales Volumes			Percentage of Sales Volumes
	2017	2016	% Change	2017	2016	% Change
Other Asian markets [2]	26	32	(19)	34	38	(11)
Latin America	30	35	(14)	32	37	(14)
China	23	11	109	15	10	50
India	14	19	(26)	12	9	33
Other markets	7	3	133	7	6	17
	100	100		100	100
[1]	Canpotex Limited (Canpotex).
[2]	All Asian markets except China and India.

25	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin while ● symbol is neutral):

	Sales Volumes		Net Sales Prices	Cost of Goods Sold
Quarter over Quarter		Record sales volumes were driven by an anticipated strong fall application season in North America and strong offshore shipments were led by increased demand in all key markets.	Our average realized price increased as prices in all markets continued to strengthen due to strong demand.

Costs were lower in 2017 due to improvements in our portfolio optimization effort, including a greater share of production coming from our lower-cost mines, particularly Rocanville.

Costs were also lower in 2017 due to annual maintenance at Allan being completed in the second quarter of 2017 compared to the third quarter in 2016 and due to a shorter shutdown at Rocanville than in 2016.

Year over Year	●	Offshore volumes were higher as strong affordability and agronomic need supported stronger demand in all key markets. North American volumes were flat as demand remained strong similar to 2016.

Prices were higher due to strong demand supporting a continued recovery in most global markets.

Offshore prices were also higher due to 2016 results reflecting the impact of our share of Canpotex’s project exit costs following its decision not to proceed with development of an export terminal in Prince Rupert, British Columbia.

Costs were lower in 2017 due to improvements in our portfolio optimization effort, including a greater share of production coming from our lower-cost mines, particularly Rocanville.

Costs were also lower in 2017 as the first quarter of 2016 included costs associated with the indefinite suspension of potash operations at Picadilly.

Offshore cost of goods sold variance was less positive than North America as a relatively higher percentage of products sold was produced at higher-cost mines.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	26

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights were as follows:

QUARTER OVER QUARTER

Production increased as a result of stronger demand, the completion of the Rocanville expansion and ramp up, and an increase in our Canpotex sales entitlement.

The eight recordable injuries in 2017, compared to 13 in 2016, resulted in a lower total recordable injury rate.

There were two lost-time injuries in 2017, compared to none in 2016.

There were no significant changes between 2016 and 2017.

In 2017, we experienced no environmental incidents. In 2016, we experienced one release of oil/grease into a containment pond and one wetland permit exceedance for topsoil.

Waste, as defined in our 2016 AIR, increased quarter over quarter due primarily to the increase in production.

27	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

YEAR OVER YEAR

Production increased as a result of stronger demand, the completion of the Rocanville expansion and ramp up, and an increase in our Canpotex sales entitlement.

There were no significant changes to the total recordable injury rate between 2016 and 2017.

There were four lost-time injuries in 2017, compared to two in 2016.

There were no significant changes between 2016 and 2017.

In 2017, we experienced two environmental incidents, consisting of two potash spills. In 2016, we experienced six environmental incidents: two potash spills, one brine spill, one water release with high suspended solids, one oil/grease spill and one wetland permit exceedance for topsoil.

Waste, as defined in our 2016 AIR, increased period over period due primarily to the increase in production.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	28

NITROGEN PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product [2]
Net sales
Ammonia	$108	$145	(26)	552	576	(4)	$195	$252	(23)
Urea	62	66	(6)	270	290	(7)	$230	$226	2
Solutions, nitric acid, ammonium nitrate	95	103	(8)	751	700	7	$127	$148	(14)
	265	314	(16)	1,573	1,566	–	$168	$200	(16)
Cost of goods sold	(247)	(248)	–				$(157)	$(158)	(1)
Gross margin	18	66	(73)				$11	$42	(74)
Other miscellaneous and purchased product gross margin [3]	3	3	–
Gross Margin	$21	$69	(70)				$13	$44	(70)
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Includes inter-segment ammonia sales, comprised of: net sales $15 million, cost of goods sold $9 million and 46,000 sales tonnes (2016 – net sales $13 million, cost of goods sold $7 million and 37,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
[3]	Comprised of third-party and inter-segment sales, including: third-party net sales $5 million and cost of goods sold $2 million (2016 – net sales $4 million and cost of goods sold $2 million) and inter-segment sales $NIL and cost of goods sold $NIL (2016 – net sales $1 million and cost of goods sold $NIL). Inter-segment sales are eliminated on consolidation.

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product [2]
Net sales
Ammonia	$448	$510	(12)	1,700	1,720	(1)	$264	$296	(11)
Urea	220	223	(1)	883	857	3	$250	$260	(4)
Solutions, nitric acid, ammonium nitrate	311	355	(12)	2,151	2,160	–	$144	$165	(13)
	979	1,088	(10)	4,734	4,737	–	$207	$230	(10)
Cost of goods sold	(803)	(794)	1				$(170)	$(168)	1
Gross margin	176	294	(40)				$37	$62	(40)
Other miscellaneous and purchased product gross margin [3]	10	12	(17)
Gross Margin	$186	$306	(39)				$39	$65	(40)
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Includes inter-segment ammonia sales, comprised of: net sales $54 million, cost of goods sold $29 million and 141,000 sales tonnes (2016 – net sales $47 million, cost of goods sold $21 million and 116,000 sales tonnes). Inter-segment profits are eliminated on consolidation.
[3]	Comprised of third-party and inter-segment sales, including: third-party net sales of $25 million and cost of goods sold $15 million (2016 – net sales $15 million and cost of goods sold $4 million) and inter-segment net sales of $NIL and cost of goods sold $NIL (2016 – net sales $1 million and cost of goods sold $NIL). Inter-segment sales are eliminated on consolidation.

29	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

Nitrogen gross margin variance was attributable to:

	Three Months Ended September 30 2017 vs. 2016				Nine Months Ended September 30 2017 vs. 2016
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Ammonia	$(2)	$(30)	$7	$(25)	$(2)	$(55)	$19	$(38)
Urea	(2)	3	(3)	(2)	1	(9)	(5)	(13)
Solutions, nitric acid, ammonium nitrate	5	(20)	(10)	(25)	1	(43)	(41)	(83)
Hedge	–	–	4	4	–	–	16	16
Change in product mix	(1)	(3)	4	–	(1)	–	1	–
Total manufactured product	$–	$(50)	$2	$(48)	$(1)	$(107)	$(10)	$(118)
Other miscellaneous and purchased product				–				(2)
Total				$(48)				$(120)

	Three Months Ended September 30				Nine Months Ended September 30
	Sales Tonnes (thousands)		Average Net Sales Price per Tonne		Sales Tonnes (thousands)		Average Net Sales Price per Tonne
	2017	2016	2017	2016	2017	2016	2017	2016
Fertilizer	605	542	$176	$187	1,897	1,755	$215	$229
Industrial and Feed	968	1,024	$164	$208	2,837	2,982	$202	$230
	1,573	1,566	$168	$200	4,734	4,737	$207	$230

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin while ● symbol is neutral):

	Sales Volumes		Net Sales Prices	Cost of Goods Sold
Quarter over Quarter	●	There were no significant changes.	Our average realized price declined due to lower realizations for ammonia and nitrogen solutions.

Average costs, including our hedge position, for natural gas used as feedstock in production decreased 10 percent. Costs for natural gas used as feedstock in Trinidad production fell 20 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 5 percent. Including losses on our hedge position, our US gas prices were flat.

Prices for urea were up due to seasonally strong demand and lower Chinese exports.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	30

	Sales Volumes		Net Sales Prices	Cost of Goods Sold
Year over Year	●	There were no significant changes.	Our average realized price was impacted by lower benchmark pricing as a result of increased global supply. Pricing for urea did not fall as much as with other products mainly due to tighter supply and demand fundamentals relative to the other products.	Average costs, including our hedge position, for natural gas used as feedstock in production increased 2 percent. Costs for natural gas used as feedstock in Trinidad production fell 10 percent (contract price indexed, in part, to Tampa ammonia prices) while our US spot costs for natural gas increased 34 percent. Including losses on our hedge position, our US gas prices increased 14 percent.

Ammonia cost of goods sold variance was positive due to lower natural gas costs in Trinidad more than offsetting higher natural gas costs in the US.

31	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights were as follows:

QUARTER OVER QUARTER

There were no significant changes between 2016 and 2017.

There were no significant changes to the total recordable injury rate between 2016 and 2017.

There was one lost-time injury in 2017, compared to none in 2016.

The annualized employee turnover rate increased as a result of 10 departures in 2017 compared to seven departures in 2016.

In 2017, we had one environmental incident, consisting of one ammonia release. In 2016, we had two environmental incidents, consisting of one ammonia release and one NOx/nitric acid release event.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	32

YEAR OVER YEAR

There were no significant changes between 2016 and 2017.

There were no significant changes between 2016 and 2017.

The annualized employee turnover rate increased as a result of 24 departures in 2017 compared to 14 departures in 2016.

In 2017, we had four environmental incidents, consisting of three ammonia releases and one organic nitrogen permit exceedance. In 2016, we had six environmental incidents, consisting of three ammonia gas releases, one fluoride air permit exceedance, one urea solution spill and one NOx/nitric acid release event.

33	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

PHOSPHATE PERFORMANCE

FINANCIAL PERFORMANCE

	Three Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
Fertilizer	$174	$168	4	559	537	4	$311	$313	(1)
Feed and Industrial	121	128	(5)	250	232	8	$486	$554	(12)
	295	296	–	809	769	5	$365	$385	(5)
Cost of goods sold	(340)	(281)	21				$(420)	$(366)	15
Gross margin	(45)	15	n/m				$(55)	$19	n/m
Other miscellaneous and purchased product gross margin [2]	–	–	n/m
Gross Margin	$(45)	$15	n/m				$(56)	$20	n/m
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $2 million (2016 – $1 million) less cost of goods sold $2 million (2016 – $1 million).

n/m = not meaningful

	Nine Months Ended September 30
	Dollars (millions)			Tonnes (thousands)			Average per Tonne [1]
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Manufactured product
Net sales
Fertilizer	$427	$467	(9)	1,275	1,248	2	$335	$374	(10)
Feed and Industrial	378	435	(13)	763	750	2	$496	$580	(14)
	805	902	(11)	2,038	1,998	2	$395	$451	(12)
Cost of goods sold	(866)	(860)	1				$(425)	$(430)	(1)
Gross margin	(61)	42	n/m				$(30)	$21	n/m
Other miscellaneous and purchased product gross margin [2]	1	2	(50)
Gross Margin	$(60)	$44	n/m				$(29)	$22	n/m
[1]	Rounding differences may occur due to the use of whole dollars in per-tonne calculations.
[2]	Comprised of net sales $4 million (2016 – $4 million) less cost of goods sold $3 million (2016 – $2 million).

n/m = not meaningful

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	34

Phosphate gross margin variance was attributable to:

	Three Months Ended September 30 2017 vs. 2016				Nine Months Ended September 30 2017 vs. 2016
		Change in Prices/Costs				Change in Prices/Costs
Dollars (millions)	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total	Change in Sales Volumes	Net Sales	Cost of Goods Sold	Total
Manufactured product
Fertilizer	$1	$(2)	$(18)	$(19)	$1	$(50)	$(14)	$(63)
Feed and Industrial	2	(17)	(26)	(41)	1	(64)	23	(40)
Change in product mix	(1)	1	–	–	–	–	–	–
Total manufactured product	$2	$(18)	$(44)	$(60)	$2	$(114)	$9	$(103)
Other miscellaneous and purchased product				–				(1)
Total				$(60)				$(104)

The most significant contributors to the change in total gross margin were as follows (direction of arrows refers to impact on gross margin while ● symbol is neutral):

	Sales Volumes	Net Sales Prices	Cost of Goods Sold
Quarter over Quarter	Higher volumes of solid phosphate fertilizer from increased availability, more than offset lower volumes of liquid fertilizer.	Our average realized price was down primarily due to lower prices for feed and industrial products which were impacted by increased supply from offshore producers.	Feed and industrial cost of goods sold variance was negative due to an impairment of property, plant and equipment related to a feed product that we will no longer produce.
Fertilizer cost of goods sold variance was negative mainly due to increased rock costs.

Favorable adjustments to our asset retirement obligations in 2016, primarily due to an increase in the relevant discount rates, did not recur in 2017.

35	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

	Sales Volumes		Net Sales Prices	Cost of Goods Sold
Year over Year	●	There were no significant changes.	Our average realized price was down due to increased competitive supply and lower input costs.	Sulfur costs were down 9 percent, decreasing our cost of goods sold.
Feed and industrial was positive as the increase in asset retirement obligations due to discount rate adjustments was lower than in 2016.

Fertilizer cost of goods sold variance was negative mainly due to increased rock costs.

Impairment of property, plant and equipment in 2017 (discussed on prior page) was slightly higher than the 2016 impairment of property, plant and equipment related to an industrial product we no longer produce.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	36

NON-FINANCIAL PERFORMANCE

The most significant contributors to the change in our non-financial performance highlights were as follows:

QUARTER OVER QUARTER

There were no significant changes between 2016 and 2017.

There were no significant changes in the total recordable injury rate between 2016 and 2017.

In 2017, there were two lost-time injuries, compared to no lost-time injuries in 2016.

The annualized employee turnover rate increased due to 13 departures in 2017 compared to 11 departures in 2016.

In 2017, we experienced no environmental incidents. In 2016 there was one incident involving a slightly low-pH water release.

In 2017 water consumption decreased due to increased rainfall at our White Springs facility compared to 2016 and a new water recycling project. Water consumption in 2016 was also higher as certain processes at our White Springs facility continued to need water even when product was not being manufactured.

37	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

YEAR OVER YEAR

There were no significant changes between 2016 and 2017.

In 2017, there were 15 recordable injuries, including three lost-time injuries, compared to 21 recordable injuries and two lost-time injuries in 2016.

The annualized employee turnover rate increased due to 39 departures in 2017 compared to 30 departures in 2016.

In 2017, we experienced no environmental incidents. In 2016, incidents were related to a release of higher suspended solids in waste water, a release of ammonia to air, one permit exceedance for mercury and one slightly low-pH water release.

There were no significant changes in water consumption between 2016 and 2017.

OTHER EXPENSES AND INCOME

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except percentage amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Selling and administrative expenses	$(56)	$(59)	$3	(5)	$(154)	$(167)	$13	(8)
Provincial mining and other taxes	(47)	(31)	(16)	52	(125)	(88)	(37)	42
Share of earnings of equity-accounted investees	33	25	8	32	121	74	47	64
Dividend income	5	8	(3)	(38)	17	24	(7)	(29)
Impairment of available-for-sale investment	–	–	–	–	–	(10)	10	(100)
Other (expenses) income	(30)	5	(35)	n/m	(56)	(4)	(52)	n/m
Finance costs	(60)	(55)	(5)	9	(180)	(161)	(19)	12
Income tax (expense) recovery	(22)	(2)	(20)	n/m	27	(58)	85	n/m

n/m = not meaningful

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	38

The most significant contributors to the change in other expenses and income were as follows:

	Quarter over Quarter	Year over Year
Provincial Mining and Other Taxes	Provincial mining and other taxes increased primarily due to stronger potash prices and a higher proportion of forecasted annual gross margin earned as compared to the same periods in 2016.
Share of Earnings of Equity-Accounted Investees	The higher share of earnings of equity-accounted investees pertains primarily to SQM and APC.	Share of earnings of equity-accounted investees pertains primarily to SQM and APC. The increase was mainly due to higher earnings at SQM.
Other (Expenses) Income	Other expenses in 2017 were primarily due to a foreign exchange loss and costs related to the Proposed Transaction. Other income in 2016 related to a foreign exchange gain.	Other expenses increased primarily due to costs related to the Proposed Transaction.
Finance Costs	Interest rates on short-term debt have increased over the comparative periods due to increases in benchmark interest rates.

Income Tax (Expense) Recovery	Income tax expense increased from the same period in 2016 primarily due to the change in discrete tax adjustments.	The change in income tax was primarily due to a discrete $68 million deferred tax recovery recorded in the second quarter of 2017 as a result of a Saskatchewan income tax rate decrease. For the first nine months of 2017, 141 percent of the effective tax rate on the current year’s ordinary earnings pertained to current income taxes (2016 –89 percent) and (41) percent related to deferred income taxes (2016 – 11 percent). The decrease in the deferred portion is due to significantly lower forecasted annual earnings in the United States partially offset by higher earnings in Canada.

EFFECTIVE TAX RATES AND DISCRETE ITEMS
	Three Months Ended September 30		Nine Months Ended September 30
Dollars (millions), except percentage amounts	2017	2016	2017	2016
Actual effective tax rate on ordinary earnings	17%	16%	10%	20%
Actual effective tax rate including discrete items	29%	2%	(7%)	17%
Discrete tax adjustments that impacted the tax rate	$(9)	$11	$67	$11

39	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

OTHER NON-FINANCIAL INFORMATION

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except percentage amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Taxes and royalties [1]	$92	$40	$52	130	$266	$199	$67	34
[1]	Includes tax and royalty amounts on an accrual basis calculated as: current income tax expense less investment tax credits and realized excess tax benefit related to share-based compensation plus potash production tax, resource surcharge, royalties, municipal taxes and other miscellaneous taxes.

The most significant contributors to the change in other non-financial information quarter over quarter and year over year were as follows:

	Quarter over Quarter	Year over Year
Taxes and Royalties	Taxes and royalties increased primarily due to higher current income tax expense caused by discrete current tax adjustments that resulted in an expense of $13 million in the third quarter of 2017 compared to a recovery of $15 million in the same period in 2016. In addition, provincial mining and other taxes increased as a result of stronger potash prices and a higher proportion of forecasted annual gross margin earned as compared to the same period in 2016.	Taxes and royalties increased primarily due to higher provincial mining and other taxes as a result of stronger potash prices and a higher proportion of forecasted annual gross margin earned as compared to the same period in 2016. In addition, current income tax expense increased as a result of discrete current tax adjustments that resulted in an expense of $17 million in the first nine months of 2017 compared to a recovery of $8 million in the same period in 2016.

FINANCIAL CONDITION REVIEW

STATEMENT OF FINANCIAL POSITION ANALYSIS

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	40

The most significant contributors to the changes in our statements of financial position were as follows (direction of arrows refers to increase or decrease):

Assets	Liabilities
Receivables increased primarily due to higher trade accounts receivable.	Short-term debt decreased due to a decrease in our outstanding commercial paper.

Property, plant and equipment decreased as impairment charges related to phosphate assets and depreciation exceeded additions.	Deferred income tax liabilities have decreased primarily due to a discrete deferred tax recovery as a result of a Saskatchewan income tax rate decrease.
Investments were impacted primarily by higher fair values of our available-for-sale investments in ICL and Sinofert.
Equity
Retained earnings were higher as a result of net income (discussed in more detail on page 22) exceeding dividends declared.
Accumulated other comprehensive loss changed to accumulated other comprehensive income primarily as a result of the net change in fair value of our available-for-sale investments noted above.

As at September 30, 2017, $67 million (December 31, 2016 – $21 million) of our cash and cash equivalents was held in certain foreign subsidiaries. There are no current plans to repatriate the funds at September 30, 2017 in a manner that would result in tax consequences.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our contractual obligations and other commitments detailed on page 84 of our 2016 AIR summarize certain of our liquidity and capital resource requirements, excluding obligations that have original maturities of less than one year and planned (but not legally committed) capital expenditures. There have been no significant changes to these contractual obligations and other commitments or to our planned capital expenditures during the first nine months of 2017.

SOURCES AND USES OF CASH

The company’s cash flows from operating, investing and financing activities are summarized in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
Dollars (millions), except percentage amounts	2017	2016	Change	% Change	2017	2016	Change	% Change
Cash provided by operating activities	$293	$295	$(2)	(1)	$844	$907	$(63)	(7)
Cash used in investing activities	(170)	(192)	22	(11)	(432)	(658)	226	(34)
Cash used in financing activities	(123)	(93)	(30)	32	(347)	(187)	(160)	86
Increase in Cash and Cash Equivalents	$–	$10	$(10)	(100)	$65	$62	$3	5

41	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	42

The most significant contributors to the changes in cash flows were as follows:

	Quarter over Quarter	Year over Year
Cash Provided by Operating Activities

Cash provided by operating activities was impacted by:

• Lower net income in 2017;

• Earnings from equity-accounted investees in 2017 compared to a loss in 2016;

• A non-cash impairment charge to property, plant and equipment; and

• Higher cash outflows from receivables in 2017.

Cash provided by operating activities was impacted by:

• Higher net income in 2017;

• A deferred income tax recovery in 2017 compared to a provision in 2016;

• Cash outflows from receivables in 2017 compared to inflows in 2016; and

• Lower cash outflows from payables and accrued charges in 2017.

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

43	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

CAPITAL STRUCTURE AND MANAGEMENT

PRINCIPAL DEBT INSTRUMENTS

[1]	The authorized aggregate amount under the company’s commercial paper programs in Canada and the US is $2,500 million. The amounts available under the commercial paper programs are limited to the availability of backup funds under the credit facility. Included in the amount outstanding and committed is $290 million of commercial paper.
[2]	Letters of credit committed. We also have an uncommitted $100 million letter of credit facility against which $43 million was issued at September 30, 2017.

We use a combination of cash generated from operations and short-term and long-term debt to finance our operations. We typically pay floating rates of interest on our short-term debt and credit facility and fixed rates on our senior notes.

During the third quarter of 2017, we extended the maturity on our $75 million short-term line of credit to August 2018 (from August 2017). There were no other significant changes to the nature of our outstanding commercial paper, credit facility, short-term line of credit and uncommitted letter of credit facility described on page 87 in our 2016 AIR. As at September 30, 2017, interest rates on outstanding commercial paper ranged from 1.4 percent to 1.5 percent. (December 31, 2016 – 0.9 percent to 1.1 percent).

The credit facility and line of credit have financial tests and covenants, including consequences of non-compliance, referenced on page 87 of our 2016 AIR, with which we must comply at each quarter-end. We were in compliance with all covenants as at September 30, 2017 and at this time anticipate being in compliance with such covenants through 2017.

The accompanying table summarizes the limits and results of certain covenants:

Debt covenants at September 30 Dollars (millions), except ratio amounts	Limit			2017
Debt-to-capital ratio [1]	≤	0.65		0.35
Debt of subsidiaries	< $	1,000		$–
Net book value of disposed assets	< $	4,314	[2]	$2

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

	Long-Term Debt		Short-Term Debt
	Rating (Outlook)		Rating
	September 30 2017	December 31 2016	September 30 2017	December 31 2016
Moody’s	Baa1 (negative)	Baa1 (negative)	P-2	P-2
Standard & Poor’s	BBB+ (negative)	BBB+ (stable)	A-2 [1]	A-2 [1]

[1]	S&P assigned a global commercial paper rating of A-2 but rated our commercial paper A-1 (low) on a Canadian scale.

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

For the first nine months of 2017, our weighted average cost of capital was 6.7 percent (2016 – 7.4 percent), of which 75 percent represented the cost of equity (2016 – 75 percent).

OUTSTANDING SHARE DATA

	September 30 2017	December 31 2016
Common shares issued and outstanding	840,163,998	839,790,379
Options to purchase common shares outstanding	17,266,382	19,470,014
Share-settled performance share units	935,570	602,740
Number of share-settled compensation plans	9	10

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	44

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

QUARTERLY FINANCIAL HIGHLIGHTS

Dollars (millions), except as otherwise noted	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Financial Performance
Sales	$1,234	$1,120	$1,112	$1,058	$1,136	$1,053	$1,209	$1,354
Gross margin	230	255	268	163	190	243	234	386
Net income	53	201	149	46	81	121	75	201
Net income per share – basic [1]	0.06	0.24	0.18	0.05	0.10	0.14	0.09	0.24
Net income per share – diluted [1]	0.06	0.24	0.18	0.05	0.10	0.14	0.09	0.24
Non-Financial Performance
Total shareholder return percentage	19	(4)	(5)	12	2	(3)	2	(15)
Employee turnover rate (annualized percentage)	4	4	4	3	3	4	3	3
Total recordable injury rate	0.77	0.85	0.95	0.74	0.92	0.69	1.15	0.97
Environmental incidents	1	3	2	1	5	3	9	8

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

45	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

OTHER FINANCIAL INFORMATION

RELATED PARTY TRANSACTIONS

Refer to Note 12 to the financial statements in this Form 10-Q for information pertaining to transactions with related parties.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies in the first nine months of 2017. Certain of these policies, such as long-lived asset impairment, derivative instruments, provisions and contingencies for asset retirement, environmental and other obligations, and capitalization and depreciation of property, plant and equipment, involve critical accounting estimates because they require us to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions, particularly in the current market environment. We expect to perform an assessment of certain aspects of our operations in the fourth quarter of 2017, the outcome of which could result in us not being able to recover all or a portion of our investment in certain assets disclosed in Notes 13 and 19 of our 2016 AIR. See page 35 of this Form 10-Q for a discussion of an impairment of specialized phosphate assets. Impairment sensitivities relating to cash-generating units in our phosphate segment are described on page 89 of our 2016 AIR.

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

OUTLOOK

POTASH MARKET OUTLOOK

We continue to see strong customer engagement in all key potash markets and expect robust demand to continue into 2018. We have maintained our anticipated global shipment range for 2017 at 62-65 million tonnes and, with Canpotex now fully committed for the remainder of the year, we expect this year’s demand to eclipse the previous record.

In North America, demand continues to be robust as growers address nutrient needs and capitalize on strong affordability. We expect total shipments to this market to approach the upper end of our 9.3-9.8 million tonnes range.

With its substantial agronomic need and favorable crop economics, we anticipate deliveries to Latin America will remain on pace to surpass those of 2016, with our full-year shipment total unchanged at 12.0-12.5 million tonnes.

In China, we expect nutrient affordability will continue to drive strong consumption. We maintain our 2017 shipment estimate in the range of 15.5-16.5 million tonnes, a potential record for this market.

We continue to see an improving demand environment in India, supported by significant agronomic need, higher minimum support prices and a favorable monsoon. We now expect deliveries for 2017 near the upper end of our guidance range of 4.0-4.5 million tonnes, an increase from 2016 levels.

In Other Asian markets, we expect supportive palm oil prices and improved moisture conditions will support demand for the remainder of the year and are maintaining our estimated shipment range of 9.0-9.5 million tonnes for the full year, above the 2016 total.

FINANCIAL OUTLOOK

With greater clarity on potash markets through the balance of the year, we have narrowed our guidance range for potash sales volumes, to 9.1-9.3 million tonnes, and for gross margin, to $750-$800 million.

In nitrogen, we expect markets to remain volatile in the fourth quarter and anticipate full-year gross margin will be significantly weaker than in 2016. In phosphate, we expect challenging market fundamentals will continue to weigh on our realizations. With these factors in mind, and taking into consideration the third-quarter phosphate impairment charge, we have lowered our combined nitrogen and phosphate gross margin range and now estimate $140-$190 million in 2017, trailing last year’s combined total.

We now anticipate our effective income tax rate to be in a negative range of 2-4 percent, primarily due to discrete tax adjustments.

We have lowered the upper end of our estimates for provincial mining and other taxes and now expect a range of 19-21 percent of potash gross margin for 2017. Further, we have lowered our range for selling and administrative expenses to $215-$225 million and increased our range for finance costs to $230-$240 million.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	46

We have raised the bottom end of our range for income from equity investments and now expect $180-$190 million, primarily due to the strength of SQM earnings.

Due to the recent strength of the Canadian dollar, we have revised our full-year foreign exchange rate assumption to CDN $1.30 per US dollar.

Based on these factors, we have narrowed our full-year 2017 earnings guidance and now estimate $0.48-$0.54 per share. Merger-related costs are now anticipated to be $0.08 per share, with $0.05 per share expected in the fourth quarter.

47	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, those in the “Outlook” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain “forward-looking statements” (within the meaning of the US Private Securities Litigation Reform Act of 1995 and other US federal securities laws) or “forward-looking information” (within the meaning of applicable Canadian securities legislation) that relate to future events or our future financial performance. These statements can be identified by expressions of belief, expectation or intention, as well as those statements that are not historical fact. These statements often contain words such as “should,” “could,” “expect,” “may,” “anticipate,” “forecast,” “believe,” “intend,” “estimates,” “plans” and similar expressions. These statements are based on certain factors and assumptions as set forth in this Quarterly Report on Form 10-Q, including with respect to: foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, including the Proposed Transaction, and effective tax rates. While the company considers these factors and assumptions to be reasonable based on information currently available, they may prove to be incorrect. Forward-looking statements are subject to risks and uncertainties that are difficult to predict. The results or events set forth in forward-looking statements may differ materially from actual results or events. Several factors could cause our actual results or events to differ materially from those expressed in forward-looking statements including, but not limited to, the following: a number of risks and uncertainties relating to the Proposed Transaction, including the failure to satisfy all required conditions, including required regulatory approvals, or to satisfy or obtain waivers with respect to all other closing conditions in a timely manner and on favorable terms or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the Arrangement Agreement; certain costs that we may incur in connection with the Proposed Transaction; certain restrictions in the Arrangement Agreement on our ability to take action outside the ordinary course of business without the consent of Agrium; the effect of the pendency of the Proposed Transaction on our ability to retain customers, suppliers and personnel and on our operating future business and operations generally; risks related to diversion of management time from ongoing business operations due to the Proposed Transaction; failure to realize the anticipated benefits of the Proposed Transaction and to successfully integrate Agrium and PotashCorp; the risk that our credit ratings may be downgraded or there may be adverse conditions in the credit markets; any significant impairment of the carrying amount of certain of our assets; variations from our assumptions with respect to foreign exchange rates, expected growth, results of operations, performance, business prospects and opportunities, and effective tax rates; fluctuations in supply and demand in the fertilizer, sulfur and petrochemical markets; changes in competitive pressures, including pricing pressures; risks and uncertainties related to any operating and workforce changes made in response to our industry and the markets we serve, including mine and inventory shutdowns; adverse or uncertain economic conditions and changes in credit and financial markets; economic and political uncertainty around the world; changes in capital markets; the results of sales contract negotiations within major markets; unexpected or adverse weather conditions; risks related to reputational loss; the occurrence of a major safety incident; inadequate insurance coverage for a significant liability; inability to obtain relevant permits for our operations; catastrophic events or malicious acts, including terrorism; certain complications that may arise in our mining process, including water inflows; risks and uncertainties related to our international operations and assets; our ownership of non-controlling equity interests in other companies; our prospects to reinvest capital in strategic opportunities and acquisitions; risks associated with natural gas and other hedging activities; security risks related to our information technology systems; imprecision in reserve estimates; costs and availability of transportation and distribution for our raw materials and products, including railcars and ocean freight; changes in, and the effects of, government policies and regulations; earnings and the decisions of taxing authorities which could affect our effective tax rates; increases in the price or reduced availability of the raw materials that we use; our ability to attract, develop, engage and retain skilled employees; strikes or other forms of work stoppage or slowdowns; rates of return on, and the risks associated with, our investments and capital expenditures; timing and impact of capital expenditures; the impact of further innovation; adverse developments in pending or future legal proceedings or government investigations; and violations of our governance and compliance policies. A discussion of these risks and uncertainties and additional risks and uncertainties can be found in our 2016 Form 10-K under the captions “Forward-Looking Statements” and “Item 1A–Risk Factors,” and in our filings with the US Securities and Exchange Commission and Canadian provincial securities commissions. As a result of these and other factors, there is no assurance that any of the events, circumstances or results anticipated by forward-looking statements included or incorporated by reference into this Quarterly Report on Form 10-Q will occur or, if they do, of what impact they will have on our business, our performance, the results of our operations and our financial condition. Forward-looking statements are given only as at the date of this report and the company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	48

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

Price, foreign exchange and interest rate risks faced by the company and how we manage those risks are outlined in Notes 17 and 29 to the 2016 audited annual consolidated financial statements and there were no significant changes as at September 30, 2017.

PRICE RISK

The carrying amount of our investments in ICL and Sinofert was $1,063 million at September 30, 2017 (December 31, 2016 – $937 million). A 10 percent increase in the prices of these investments would increase other comprehensive income by $106 million, while a 10 percent decrease would reduce other comprehensive income by $106 million. At September 30, 2017, this analysis assumed that price decreases would not represent an impairment.

There were no substantial changes to the price sensitivities related to our natural gas derivatives reported in Note 29 to the 2016 audited annual consolidated financial statements.

As at September 30, 2017, the company’s net exposure to natural gas derivatives in the form of swaps was a notional amount of 31 million MMBtu (December 31, 2016 – swaps was a notional amount of 46 million MMBtu) with maturities in 2017 through 2022.

FOREIGN EXCHANGE RISK

As at September 30, 2017, the company had entered into foreign currency forward contracts to sell US dollars and receive Canadian dollars in the notional amount of

$25 million (December 31, 2016 – $21 million) at an average exchange rate of 1.2302 (December 31, 2016–1.3490) per US dollar with maturities in 2017. There were no substantial changes to the foreign exchange sensitivities reported in Note 29 to the 2016 audited annual consolidated financial statements.

INTEREST RATE RISK

As at September 30, 2017, the company had no significant exposure to interest rate risk.

Item 4. Controls and Procedures

As of September 30, 2017, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon that evaluation and as of September 30, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

49	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

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

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	50

Item 6. Exhibits

(a) Exhibits

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
2(a)	Arrangement Agreement, dated September 11, 2016, between Potash Corporation of Saskatchewan Inc. and Agrium Inc.	8-K	9/12/2016	2.1

3(a)	Articles of Continuance of the registrant dated May 15, 2002.	10-Q	6/30/2002

3(b)	General By-Law of the registrant, as amended through April 27, 2015.	8-K	4/27/2015	3(a)

4(a)	Indenture dated as of February 27, 2003, between the registrant and U.S. Bank National Association, as successor to The Bank of Nova Scotia Trust Company of New York.	10-K	12/31/2002	4(c)

4(b)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.875% Notes due December 1, 2036.	8-K	11/30/2006	4(a)

4(c)	Form of Note relating to the registrant’s $500,000,000 principal amount of 6.50% Notes due May 15, 2019.	8-K	5/1/2009	4(b)

4(d)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.875% Notes due March 30, 2020.	8-K	9/25/2009	4(b)

4(e)	Form of Note relating to the registrant’s $750,000,000 principal amount of 3.625% Notes due March 15, 2024.	8-K	3/7/2014	4(a)

4(f)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.000% Notes due April 1, 2025.	8-K	3/26/2015	4(a)

4(g)	Revolving Term Credit Facility Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated December 11, 2009.	8-K	12/15/2009	4(a)

4(h)	Revolving Term Credit Facility First Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated September 23, 2011.	8-K	9/26/2011	4(a)

4(i)	Revolving Term Credit Facility Second Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated as of May 24, 2013.	8-K	5/28/2013	4(a)

4(j)	Form of Note relating to the registrant’s $500,000,000 principal amount of 3.25% Notes due December 1, 2017.	8-K	11/29/2010	4(a)

4(k)	Form of Note relating to the registrant’s $500,000,000 principal amount of 5.625% Notes due December 1, 2040.	8-K	11/29/2010	4(b)

4(l)	Agreement of Resignation, Appointment and Acceptance, dated as of June 25, 2013, by and among the registrant, The Bank of Nova Scotia Trust Company of New York and U.S. Bank National Association.	8-K	6/27/2013	4(a)

4(m)	Revolving Term Credit Facility Third Amending Agreement between the Bank of Nova Scotia and other financial institutions and the registrant dated July 8, 2014.	10-Q	7/29/2014

4(n)	Revolving Term Credit Facility Fourth Amending Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated January 25, 2016.	8-K	1/29/2016	4(a)

4(o)	Extension Agreement between The Bank of Nova Scotia and other financial institutions and the registrant dated June 27, 2016.	10-Q	8/3/2016

4(p)	Form of Note relating to the registrant’s $500,000,000 principal amount of 4.000% Notes due December 15, 2026.	8-K	12/6/2016	4(a)

51	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

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

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(a)	Consolidated, Restated and Amended Canpotex Shareholders’ Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd., the registrant and Canpotex Limited.	10-K	12/31/2013

10(b)	Consolidated, Restated and Amended Producer Agreement, Eighth Memorandum of Agreement dated January 1, 2014 between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant.	10-K	12/31/2013

10(c)	First Amending Agreement dated January 1, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.	10-Q	9/30/2016

10(d)	Second Amending Agreement dated December 20, 2016, between Canpotex Limited, Agrium Inc., Mosaic Canada Crop Nutrition, LP, by its general partner, 4379934 Canada Ltd. and the registrant, to the Consolidated, Restated and Amended Producer Agreement Eighth Memorandum of Agreement dated January 1, 2014.	10-Q	3/31/2017

10(e)	Short-Term Incentive Plan of the registrant effective January 1, 2000, as amended.	8-K	3/13/2012	10(a)

10(f)	Resolution and Forms of Agreement for Supplemental Executive Retirement Income Plan, for officers and key employees of the registrant. (P)	10-K	12/31/1995	10(o)

10(g)	Amending Resolution and revised forms of agreement regarding Supplemental Retirement Income Plan of the registrant.	10-Q	6/30/1996	10(x)

10(h)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant and text of amendment to existing supplemental income plan agreements.	10-Q	9/30/2000	10(mm)

10(i)	Amendment, dated February 23, 2009, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(r)

10(j)	Amendment, dated December 29, 2010, to the amended and restated Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(r)

10(k)	Amended and restated Supplemental Executive Retirement Income Plan of the registrant, dated February 22, 2016.	10-K	12/31/2015	10(i)

10(l)	Form of Letter of amendment to existing supplemental income plan agreements of the registrant.	10-K	12/31/2002	10(cc)

10(m)	Amendment, dated February 23, 2009, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2008	10(w)

10(n)	Amendment, dated December 29, 2010, to the amended and restated agreement, dated August 2, 1996, between the registrant and Wayne R. Brownlee concerning the Supplemental Executive Retirement Income Plan.	10-K	12/31/2010	10(z)

10(o)	Supplemental Retirement Agreement dated December 24, 2008, between the registrant and Stephen F. Dowdle.	10-K	12/31/2011	10(bb)

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	52

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(p)	PCS Supplemental Retirement Plan for U.S Executives (as amended and restated and in effect as of January 1, 2016).	10-K	12/31/2015	10(n)

10(q)	Forms of Agreement dated December 30, 1994, between the registrant and certain officers of the registrant. (P)	10-K	12/31/1995

10(r)	Form of Agreement of Indemnification dated August 8, 1995, between the registrant and certain officers and directors of the registrant. (P)	10-K	12/31/1995

10(s)	Resolution and Form of Agreement of Indemnification dated January 24, 2001.	10-K	12/31/2000	10(ii)

10(t)	Resolution and Form of Agreement of Indemnification dated July 21, 2004.	10-Q	6/30/2004	10(ii)

10(u)	Potash Corporation of Saskatchewan Inc. Deferred Share Unit Plan for Non-Employee Directors.	10-Q	3/31/2012	10(ll)

10(v)	Potash Corporation of Saskatchewan Inc. 2007 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2007	10(ee)

10(w)	Potash Corporation of Saskatchewan Inc. 2008 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2008	10(ff)

10(x)	Potash Corporation of Saskatchewan Inc. 2009 Performance Option Plan and Form of Option Agreement.	10-Q	3/31/2009	10(mm)

10(y)	Potash Corporation of Saskatchewan Inc. 2010 Performance Option Plan and Form of Option Agreement.	8-K	5/7/2010	10.1

10(z)	Potash Corporation of Saskatchewan Inc. 2011 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2011	10(a)

10(aa)	Potash Corporation of Saskatchewan Inc. 2012 Performance Option Plan and Form of Option Agreement.	8-K	5/18/2012	10(a)

10(bb)	Potash Corporation of Saskatchewan Inc. 2013 Performance Option Plan and Form of Option Agreement.	8-K	5/17/2013	10(a)

10(cc)	Potash Corporation of Saskatchewan Inc. 2014 Performance Option Plan and Form of Option Agreement.	8-K	5/16/2014	10(a)

10(dd)	Potash Corporation of Saskatchewan Inc. 2015 Performance Option Plan and Form of Option Agreement.	8-K	5/13/2015	10(a)

10(ee)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan.	8-K	5/11/2016	10.1

10(ff)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Performance Share Unit Agreement (2016-2018 Phased Grant).	8-K	5/11/2016	10.2

10(gg)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Performance Share Unit Agreement.	8-K	5/11/2016	10.3

10(hh)	Potash Corporation of Saskatchewan Inc. 2016 Long-Term Incentive Plan – Form of Option Agreement.	8-K	5/11/2016	10.4

10(ii)	Executive Employment Agreement, dated July 1, 2014, between registrant and Jochen E. Tilk.	10-K	9/30/2014	10(nn)

10(jj)	PCS Supplemental Executive Retirement Plan for Canadian Executives.	10-K	12/31/2014	10(oo)

10(kk)	CEO Multi-Year Incentive Plan.	10-K	12/31/2014	10(pp)

10(ll)	Letter Agreement, dated January 13, 2016 and revised February 2, 2016, between registrant and G. David Delaney.	10-K	12/31/2015	10(gg)

10(mm)	Short-Term Incentive Plan, dated February 22, 2016.	10-K	12/31/2015	10(hh)

10(nn)	Form of Company Support Agreement.	8-K	9/12/2016	10.1

10(oo)	Form of Agrium Support Agreement.	8-K	9/12/2016	10.2

10(pp)	Form of Change in Control Agreement between the registrant and certain Canadian executives.	10-Q	9/30/2016	10(ll)

53	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q

Incorporated By Reference (File No. 001-10351, unless otherwise indicated)

Exhibit Number	Description of Document	Form	Filing Date/Period End Date	Exhibit Number (if different)
10(qq)	Form of Change in Control Agreement, between the registrant and certain U.S. executives.	10-Q	9/30/2016	10(mm)

10(rr)	Letter Agreement, dated January 20, 2016 and revised February 2, 2016, between registrant and Paul E. Dekok.	10-K	12/31/2016

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(P)	Paper exhibits

PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q	54

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH CORPORATION OF SASKATCHEWAN INC.

October 31, 2017	By:	/s/ Joseph Podwika
Joseph Podwika
Senior Vice President, General Counsel and Secretary

October 31, 2017	By:	/s/ Wayne R. Brownlee
Wayne R. Brownlee
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

55	PotashCorp 2017 Third Quarter Quarterly Report on Form 10-Q